Form 10-Q
period 2013-09-30
BIND Therapeutics, Inc
filed 2013-11-05
CIK 1385228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36072

BIND Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-2596148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

325 Vassar Street

Cambridge, MA 02139

(Address of principal executive offices) (Zip Code)

617-491-3400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On November 4, 2013, the registrant had 16,367,865 shares of common stock, $0.0001 par value per share, outstanding.

BIND THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data and par value)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$80,715	$4,886
Accounts receivable	1,336	56
Prepaid expenses and other current assets	2,237	1,430

Total current assets	84,288	6,372
Property and equipment, net	5,008	4,076
Other assets	66	249
Restricted cash	1,904	1,973

Total	$91,266	$12,670

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$858	$2,079
Accounts payable	2,807	1,166
Accrued expenses	2,044	1,399
Current portion of deferred revenue	6,063	646
Deferred rent	502	469

Total current liabilities	12,274	5,759

Long-term liabilities:
Long-term debt	3,816	1,256
Preferred stock warrant liability	—	404
Deferred revenue, less current portion	1,848	—
Deferred rent	1,506	1,888

Total long-term liabilities	7,170	3,548

Total liabilities	19,444	9,307

Redeemable convertible preferred stock	—	79,286

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value—authorized, 10,000,000 shares
Common stock, $0.0001 par value—authorized, 40,000,000 shares, 2,339,237 shares issued and 2,151,739 shares outstanding at December 31, 2012; 200,000,000 shares authorized, 16,063,820 shares issued and 15,996,033 shares outstanding at September 30, 2013	2	1
Loans due from stockholders	—	(704)
Additional paid in capital	158,445	—
Accumulated deficit	(86,375)	(75,205)
Accumulated other comprehensive loss	(250)	(15)

Total stockholders’ equity (deficit)	71,822	(75,923)

Total	$91,266	$12,670

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$4,566	$66	$8,831	$500

Operating expenses:
Research and development	5,348	3,363	16,965	9,591
General and administrative	6,280	1,770	10,696	4,600

Total operating expenses	11,628	5,133	27,661	14,191

Loss from operations	(7,062)	(5,067)	(18,830)	(13,691)
Other income (expense)
Interest income	42	8	130	23
Interest expense	(146)	(168)	(736)	(564)
Change in fair value of preferred stock warrant liability	(188)	324	(273)	337
Foreign currency transaction (loss) gain	(24)	(307)	123	(251)

Net loss	(7,378)	(5,210)	(19,586)	(14,146)
Accretion of redeemable convertible preferred stock	(957)	(1,244)	(3,704)	(3,729)

Net loss attributable to common stock holders	$(8,335)	$(6,454)	$(23,290)	$(17,875)

Net loss per share attributable to common stockholders:
Basic and diluted	$(2.70)	$(3.09)	$(9.35)	$(8.73)
Weighted average common shares outstanding:
Basic and diluted	3,084,733	2,089,099	2,492,132	2,048,583

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(7,378)	$(5,210)	$(19,586)	$(14,146)
Other comprehensive (loss) income:
Foreign currency translation adjustments	145	418	(235)	293

Comprehensive loss	$(7,233)	$(4,792)	$(19,821)	$(13,853)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(19,586)	$(14,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,041	855
Stock-based compensation	5,195	396
Deferred rent and lease incentives	(349)	(129)
Noncash interest expense	450	172
Noncash interest income	(8)	(10)
Change in fair value of warrant liability	273	(337)
Increase (decrease) in cash and cash equivalents from:
Accounts receivable	(1,384)	197
Prepaid expenses and other current assets	(870)	(654)
Accounts payable and accrued expenses	737	10
Deferred revenue	7,305	(112)

Net cash used in operating activities	(7,196)	(13,758)

Cash flows from investing activities:
Purchases of property and equipment	(1,826)	(603)
Proceeds from sale of property and equipment	—	18
Proceeds from repayment of stockholder loans	712	75
Decrease (increase) in restricted cash and other assets	77	(1,114)
Maturities of short-term investments	—	4,499
Purchases of short-term investments	—	(1,250)

Net cash (used in) provided by investing activities	(1,037)	1,625

Cash flows from financing activities:
Proceeds from issuance of Series D redeemable convertible preferred stock—net	17,282	—
Proceeds from issuance of Series BRN redeemable convertible preferred stock—net	1,500	—
Proceeds from initial public offering—net	63,942	—
Proceeds from issuance of common stock	228	4
Payments under capital lease	(38)	(285)
Borrowings under line of credit agreement	4,500	—
Repayments of line of credit	(3,326)	(1,201)

Net cash provided by (used in) financing activities	84,088	(1,482)

Effect of exchange rate on cash	(26)	282

Increase (decrease) in cash and cash equivalents	75,829	(13,333)
Cash and cash equivalents—Beginning of year	4,886	22,440

Cash and cash equivalents—End of period	$80,715	$9,107

Noncash investing activities:
Property and equipment purchases included in accounts payable	$160	$55

Noncash financing activities:
Accretion of redeemable convertible preferred stock	$3,704	$3,729

Conversion of redeemable convertible preferred stock to common stock	$83,515	$—

Initial public offering costs incurred but unpaid at period end	$1,418	$—

Supplementary cash flow information—Interest paid	$309	$386

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

BIND Therapeutics, Inc. (the “Company”) is a clinical-stage nanomedicine platform company developing Accurins, the Company’s targeted and programmable therapeutics. The Company’s strategy is to leverage its medicinal nanoengineering platform to develop its own pipeline of Accurins, initially in oncology, as well as to develop Accurins in collaboration with biopharmaceutical companies. Since incorporation, the Company has been engaged in research and development activities, raising capital and recruiting. In 2011, the Company formed a Russian subsidiary to perform preclinical and clinical activities in Russia.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BIND RUS, LLC, a Russian limited liability company, and BIND Biosciences Security Corporation, a Massachusetts securities corporation. All intercompany accounts and transactions have been eliminated. The consolidated interim financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Prospectus filed with the SEC pursuant to Rule 424(b)(4) on September 20, 2013 (the “Prospectus”).

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2013 and the results of its operations and cash flows for the three and nine months ended September 30, 2013 and 2012. Such adjustments are of a normal and recurring nature. The results for the nine months ended September 30, 2013 are not indicative of the results for the year ending December 31, 2013, or for any future period.

On September 25, 2013, the Company completed an initial public offering (“IPO”) of its common stock, which resulted in the sale of 4,700,000 shares, at a price of $15.00 per share. The Company received net proceeds before expenses from the IPO of $65.6 million after deducting underwriting discounts and commissions paid by the Company. In preparation for the IPO, the Company’s Board of Directors and stockholders approved a 1:2.62 reverse stock split of the Company’s common stock effective September 5, 2013. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted, where necessary, to give effect to this reverse stock split. In connection with the closing of the IPO, all of the Company’s outstanding redeemable convertible preferred stock automatically converted to common stock at a 1:2.62 ratio on September 25, 2013, resulting in an additional 8,515,439 shares of common stock of the Company becoming outstanding. Following these transactions, the Company’s total issued common stock as of September 30, 2013 was 16,063,820 shares. The significant increase in the shares outstanding in September 2013 is expected to impact the year-over-year comparability of the Company’s (loss) earnings per share calculations for the next twelve months.

Summary of Significant Accounting Policies—There have been no material changes to the significant accounting policies previously disclosed in the Company’s Prospectus.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

2. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(7,378)	$(5,210)	$(19,586)	$(14,146)
Accretion of preferred stock issuance costs to redemption value	(74)	(119)	(306)	(357)
Accrued dividends on redeemable convertible preferred stock	(883)	(1,125)	(3,398)	(3,372)

Net loss attributable to common stockholders—basic and diluted	$(8,335)	$(6,454)	$(23,290)	$(17,875)

Weighted-average number of common shares—basic and diluted	3,084,733	2,089,099	2,492,132	2,048,583
Net loss per share attributable to common stockholders—basic and diluted	$(2.70)	$(3.09)	$(9.35)	$(8.73)

Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share.

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	As of
	September 30,	September 30,
	2013	2012
Options to purchase common stock	2,182,721	1,933,626
Warrants to purchase common stock	74,412	—
Warrants to purchase redeemable convertible preferred stock	—	60,305
Redeemable convertible preferred stock	—	7,631,520
Unvested restricted stock	67,787	227,428

3. REVENUE

The Company’s revenue for the periods presented consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Government grants	$151	$66	$516	$156
Research and development agreements	4,415	—	8,315	344

Total	$4,566	$66	$8,831	$500

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

Government Grants—Government grants consist primarily of research grants from the U.S. National Institutes of Health (NIH) and the Ministry for Industry and Trade of the Russian Federation. NIH contracts have been awarded in 2011 and 2010 in the amount of approximately $244,000 and $447,000, respectively, of which approximately $66,000 and $156,000 was recognized during the three and nine months ended September 30, 2012, respectively.

The grant from the Ministry for Industry and Trade of the Russian Federation was awarded in October 2012 in the amount of 147.9 million Rubles (RUB) ($4.9 million). A total of 29.5 million RUB ($1.0 million) was received in 2012 of which $0.3 million was recognized as revenue in 2012 with the balance of $0.7 million recorded as deferred revenue at December 31, 2012. Advance funding for the next phase of the contract was received in both January and July 2013 in the amount of 19.9 million RUB ($0.6 million). Total revenue recognized for this contract for the three and nine months ended September 30, 2013 is $0.2 million and $0.5 million, respectively, and the remaining balance of cash received to date on this contract is recorded in deferred revenue at September 30, 2013.

Research and Development and Collaboration Agreements—Revenue recognized for research and development agreements in 2012 and 2013 relate principally to agreements with large pharmaceutical companies entered into in 2012 and 2013. Under these agreements, the Company performs research and/or studies to assess the feasibility of developing Accurins incorporating therapeutic payloads from such pharmaceutical companies’ proprietary product portfolios and provides the resulting data from such work to the pharmaceutical companies in exchange for upfront fees that were initially deferred and are being recognized over the performance period.

Amgen, Inc.—In January 2013, the Company entered into a license agreement with Amgen, Inc., pursuant to which the Company granted to Amgen an option to obtain an exclusive worldwide license to develop, manufacture and commercialize an Accurin incorporating a specified Amgen drug candidate for all uses except for some vaccine applications (“Amgen Option”). Amgen may exercise its option during a period of approximately 12 months, beginning on the effective date of the agreement, by paying to the Company a specified option exercise fee. If Amgen exercises its option, it will be solely responsible for all further development and commercialization activities, and must use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize at least one licensed product. If Amgen fails to exercise its option within such time period, then the Company has the right to exercise an exclusive option to obtain a license from Amgen to develop, manufacture and commercialize Accurins containing the Amgen drug candidate on terms to be mutually agreed. Until Amgen’s option expires, the Company may not develop any nanotherapeutic against the same target as Amgen’s drug candidate; however, if Amgen exercises its option, it must pay the Company an annual fee to maintain this target exclusivity. This annual fee will total $54.0 million over a ten-year period following exercise of the option by Amgen, if at all, subject to Amgen’s annual election to maintain exclusivity, and will continue to be payable so long as Amgen continues such election. If Amgen defers its initial election for extended exclusivity until after the expiration of the option period, Amgen will be obligated to pay 200% of each such annual amount.

Under the agreement, the Company received an upfront payment of $5.0 million and has the potential to receive contingent payments for up to two indications totaling up to $111.5 million in the aggregate upon exercise of the option and achievement by Amgen of specified development and regulatory events with respect to such indications, plus additional contingent payments totaling up to $188 million in the aggregate upon the achievement by Amgen of specified commercial events with respect to such indications. If Amgen exercises its option, Amgen will reimburse the Company for all external expenses the Company incurs relating to the agreement after such exercise. Amgen is also obligated to pay certain development costs during the research period. The Company may also receive tiered royalties in the mid-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed products. The Company may receive royalties on a country-by-country and licensed product-by-licensed product basis generally until the expiration of the Amgen patents covering such licensed product.

The Company’s deliverables under the agreement include conducting the research and development program and participation on a Joint Research Committee (“JRC”). The JRC deliverable ends at the same time as the research and development services. The Company’s obligations related to the research and development services are to use commercially reasonable efforts to perform the research as set forth in the design/preclinical collaboration plan. Having determined that the JRC does not have standalone value apart

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

from the research and development program, the Company considered these deliverables as a single unit of accounting. The Company concluded that the Amgen Option is not a deliverable of the agreement because it is a substantive option and is not priced at a significant and incremental discount. The performance period is the expected period over which the services of the combined unit are performed, which the Company expects will span through the end of 2013. The upfront payment will be recognized over the performance period on a proportional performance basis. During the three and nine months ended September 30, 2013, the Company recognized revenue of $1.6 million and $3.9 million, respectively, related to the amortized portion of the upfront payment.

Pfizer Inc.—In March 2013, the Company entered a research, option and license agreement with Pfizer Inc. pursuant to which the Company granted to Pfizer two options to obtain an exclusive worldwide license to use, develop, manufacture and commercialize Accurins incorporating specified Pfizer drug candidates, for the treatment, prevention and/or diagnosis of any disease or medical condition in humans, except that the licensed rights exclude some vaccine products and products for the treatment of brain cancer. Pfizer may exercise either one or both of its options to acquire the exclusive license for the specified drug candidate during a period of approximately 30 months, beginning on the effective date of the agreement and subject to certain adjustments, by paying the Company a specified option exercise fee. If Pfizer exercises any option, it will be solely responsible for all further development and commercialization activities with respect to the licensed products covered by the option, and is also solely responsible for obtaining all regulatory approvals for the applicable licensed products and conducting all communications with regulatory authorities.

Under the agreement, the Company received an upfront payment of $4.0 million and has the potential to receive contingent payments totaling up to $89.5 million in the aggregate under each option upon exercise of option and achievement by Pfizer of specified development and regulatory events plus additional contingent payments totaling up to $110 million in the aggregate under each option upon achievement by Pfizer of specified commercial events. The Company may also receive royalties in the low-single digit to the high-single digit percentages of aggregate worldwide net sales of each licensed product. The Company may receive royalties on a country-by-country and licensed product-by-licensed product basis generally until the expiration of the Pfizer patents covering such licensed product.

The Company’s deliverables under the agreement include the research and development services and participation on a JRC. The JRC deliverable ends at the same time as the research and development services. The Company’s obligations related to the research and development services are to use commercially reasonable efforts to perform the research as set forth in the design/preclinical collaboration plan. The Company determined that the JRC does not have standalone value apart from the research and development services and the Company considered these deliverables a single unit of accounting. The Company concluded that the Pfizer options are not deliverables of the agreement because they are substantive options and are not priced at a significant and incremental discount. The performance period is the expected period over which the services of the combined unit are performed, which the Company expects will span through 2015. The Company is utilizing a proportional performance model to recognize the upfront payment and other research payments (FTE’s and external costs). During the three and nine months ended September 30, 2013, the Company recognized revenue of $1.4 million and $2.1 million, respectively, under the Pfizer agreement.

AstraZeneca AB—In April 2013, the Company entered into a license agreement with AstraZeneca. Under the agreement, pursuant to which the Company granted to AstraZeneca a worldwide license to research, develop, manufacture and commercialize Accurins incorporating a specified AstraZeneca product candidate for any therapeutic use in humans or animals. This license is exclusive with respect to the Company’s intellectual property rights that arise under this agreement or the feasibility study that preceded it, and non-exclusive with respect to all of the Company’s other intellectual property rights. The Company and AstraZeneca are each responsible for using commercially reasonable efforts to develop licensed products under a development plan that extends a previously completed feasibility study the Company conducted for AstraZeneca. AstraZeneca is required to pay for all of the Company’s development costs. AstraZeneca is also solely responsible for, and must use commercially reasonable efforts in, obtaining all regulatory approvals for licensed products.

Under the agreement, the Company received an upfront payment of $4.0 million and has the potential to receive contingent payments totaling up to $193 million in the aggregate upon achievement by AstraZeneca of specified clinical, regulatory and commercial events. The Company may also receive tiered royalties in the low-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed product. The Company may receive royalties on a country-by-country and licensed product-by-licensed product basis generally until the AstraZeneca patents and any regulatory exclusivity relating to such licensed product expire.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

The Company determined that the deliverables under the agreement include the license, the research and development services and participation in the Joint Steering Committee (“JSC”). The JSC deliverable ends at the same time as the research and development services. The Company’s obligations related to the research and development services are to use commercially reasonable efforts to perform the research as set forth in the design/preclinical collaboration plan. The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and undelivered research and development services and participation in the JSC do not have standalone value due to the specialized nature of the research services to be provided by the Company. In addition, while AstraZeneca has the ability to grant sublicenses, it cannot sublicense all or substantially all of its rights under the agreement. The uniqueness of the Company’s research services and the limited sublicense right are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered research and development and JSC services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition model on the final deliverable. Under the agreement, the last deliverable to be completed is the research and development services and participation in the JSC which are expected to be completed in 2015. The Company is utilizing a proportional performance model to recognize revenue to recognize the upfront payment and other research payments (FTE’s and external costs). During the three and nine months ended September 30, 2013, the Company recognized revenue of $1.3 million and $1.9 million, respectively, under the AstraZeneca agreement.

4. FAIR VALUE MEASUREMENTS

As of December 31, 2012 and as of September 30, 2013, the carrying amounts of cash and cash equivalents, restricted cash, receivables, debt, accounts payable and accrued expenses approximated their estimated fair values because of their short term nature of these financial instruments. Included in cash and cash equivalents as of December 31, 2012 and September 30, 2013, are money market fund investments of $2.7 million and $74.5 million, respectively, which are reported at fair value.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value are performed in a manner to maximize the use of observable inputs and minimize the use of unobservable inputs. The accounting standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1—Quoted prices in active markets that are accessible at the market date for identical unrestricted assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs for which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

A summary of the assets and liabilities that are measured at fair value as of December 31, 2012 and September 30, 2013, is as follows (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Money market funds(1)	$2,653	$2,653	$—	$—

Preferred stock warrant liability	$404	$—	$—	$404

September 30, 2013 (Unaudited)
Money market funds(1)	$75,003	$75,003	$—	$—

Preferred stock warrant liability	$—	$—	$—	$—

(1)	Money market funds are included within cash and cash equivalents and restricted cash in the accompanying consolidated balance sheets.

The reconciliation of the Company’s preferred stock warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$657	$731	$404	$744
Fair value of warrants issued	—	—	168	—
Change in fair value of warrants	188	(324)	273	(337)
Conversion to common stock warrants	(845)	—	(845)	—

Balance at end of period	$—	$407	$—	$407

The Company’s preferred stock warrants were classified as level 3 and valued using the Black-Scholes option pricing model. The fair values were derived by applying the following assumptions:

As of December 31,
2012
Expected volatility	70%
Weighted-average risk-free interest rate	1.78
Expected dividend yield	0%
Expected term (years)	5.5 to 8.0

The preferred stock warrants were automatically adjusted on the date of the closing of the IPO, September 25, 2013, to provide for the issuance of shares of common stock upon their exercise, and no longer represent a liability of the Company.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

5. ACCRUED EXPENSES

Accrued expenses as of December 31, 2012 and September 30, 2013, consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2013	2012
Accrued expenses	$957	$488
Accrued clinical trial costs	455	351
Accrued compensation and benefits	632	560

Total accrued expenses	$2,044	$1,399

6. LONG-TERM DEBT

In June 2013, the Company amended and restated the credit facility to provide for borrowings of up to $8.5 million through December 2013. Upon closing in June 2013, the Company borrowed $4.5 million. The proceeds from the initial borrowing were used to pay off the outstanding balance of $2.3 million on the term loan. The amendment and pay off have been accounted for as a debt extinguishment. There was no gain or loss associated with the extinguishment.

Interest on the amended and restated credit facility accrues daily on the outstanding balance at a rate of 10.25% plus the prime rate less 3.25% (a minimum of 10.25%) and is payable monthly through February 2014. Beginning in March 2014, the loan principal and accrued interest are due in 30 equal monthly installments. The interest-only period can be extended an additional 3 months (or through June 2014) if the second borrowing occurs. The loan can be prepaid at any time with certain additional amounts due based on the date of the prepayment. The loan is secured by the tangible assets of the Company as of the date of the loan and additions acquired thereafter. The credit facility permits the lender to declare a default upon the occurrence of a material adverse event as defined. Under such default, all amounts outstanding under the credit facility would be payable immediately. The credit facility contains certain restrictions on additional indebtedness, stock repurchases, dividend payments and future loans. The total amount outstanding under these facilities as of December 31, 2012 and September 30, 2013 was $3.3 million and $4.5 million, respectively.

As part of the amendment and restatement of the credit facility in June 2013, the Company agreed to issue warrants to purchase shares of Series D preferred stock with a total value of approximately $370,000, with warrants to purchase 36,963 shares of Series D preferred stock issued with the June 2013 closing and warrants to purchase 24,642 shares of Series D preferred stock to be issued with the second borrowing should it occur. The warrants expire in June 2023. The fair value of the warrants issued at the closing totaled approximately $168,000 and was recorded as interest expense in the consolidated statement of operations, as a result of the debt extinguishment, and warrant liability. At the issuance dates, the warrants were valued using the Black-Scholes option-pricing model with the following assumptions: volatility of 70%, life of 10 years, and a risk-free interest rate of 2.15%. As disclosed in Note 4 the preferred stock warrants were automatically adjusted on the date of the closing of the IPO, September 25, 2013, to provide for the issuance of shares of common stock upon their exercise and no longer represent a liability of the Company.

7. STOCK-BASED COMPENSATION

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development	$534	$133	$1,158	$285
General and administrative	3,786	52	4,037	111

Total	$4,320	$185	$5,195	$396

During the three months ended September 30, 2013, certain performance based stock option awards, granted to two executives, vested upon the closing of the Company’s IPO resulting in compensation expense of $3.6 million.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

Stock Options

A summary of option activity under the 2006 Plan for the nine months ended September 30, 2013 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding—January 1, 2013	2,081,500	$2.00	8.37	$6,520
Granted	294,382	6.53
Exercised	(191,079)	1.19
Forfeited	(2,082)	2.08

Outstanding—September 30, 2013	2,182,721	2.69	8.07	$24,952

Exercisable—September 30, 2013	1,280,755	$2.70	7.64	$14,624

Options vested and expected to vest—September 30, 2013	1,969,710	$2.70	8.02	$22,478

The weighted-average grant-date fair value of options granted for the nine months ended September 30, 2013 and 2012, was $5.38 and $2.52 per share, respectively. There were no grants during the three months ended September 30, 2013. The fair value is being expensed over the vesting period of the options (four years) on a straight-line basis as the services are being provided. The assumptions used in determining fair value of the stock options for the nine months ended September 30, 2013 and 2012, are as follows:

	Nine Months Ended September 30,
	2013	2012
Expected volatility	66%	66%
Weighted-average risk-free interest rate	1.03	1.05
Expected dividend yield	0%	0%
Expected term (years)	6.0	6.0

During the nine months ended September 30, 2013, the Company issued nonemployee stock options to purchase 15,572 shares of common stock, at a weighted-average exercise price of $2.52 per share, with primarily a four-year vesting period. There were no nonemployee grants during the three months ended September 30, 2013. The shares were estimated to have a fair value at the grant date of approximately $39,241, using the Black-Scholes option-pricing model using the fair value of the common stock and the following assumptions:

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

	Nine Months Ended September 30,
	2013	2012
Expected volatility	67%	67%
Weighted-average risk-free interest rate	1.60	1.66
Expected dividend yield	0%	0%
Expected term (years)	10	10

As of September 30, 2013, there was $5.9 million (includes compensation for options containing performance conditions) of unrecognized compensation cost related to the stock options granted under the 2006 Plan. The compensation is expected to be recognized over the remaining requisite service period for options with a service condition, and upon the probability of achievement of performance conditions, as defined in the option agreement, for options with performance conditions. The weighted average remaining requisite service period was 2.60 years at September 30, 2013.

Restricted Stock

A summary of common stock issued pursuant to vesting terms as of September 30, 2013, and changes during the nine months then ended, are as follows:

	Shares	Average Grant-Date Fair Value
Common stock subject to repurchase—January 1, 2013	187,517	$1.39
Vested (Unaudited)	(119,730)	$1.37

Common stock subject to repurchase—September 30, 2013 (Unaudited)	67,787	$1.39

The total fair value of common stock vested during the nine months ended September 30, 2013, was approximately $367,000.

8. INCOME TAXES

The Company did not record a federal or state income tax benefit for the Company’s losses for the nine months ended September 30, 2013 and 2012 due to the Company’s conclusion that the valuation allowance is required.

9. RELATED PARTIES

The Company has engaged in the following related-party transactions:

In August 2013, the Company’s chief executive officer and two founders repaid the outstanding balance on their full recourse promissory notes. The total amount received from the three related parties was $712,000.

10. SUBSEQUENT EVENTS

On October 18, 2013, the underwriters exercised in part their option to purchase additional shares pursuant to the underwriting agreement relating to the Company’s IPO. On October 23, 2013, the Company closed the underwriters over-allotment option, and the Company sold 370,499 shares at a price to the public of $15.00 per share. The Company received net proceeds before expenses of approximately $5.2 million after deducting underwriting discounts and commissions paid by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage nanomedicine platform company developing Accurins, our novel targeted and programmable therapeutics. Accurins are designed with specified physical and chemical characteristics to target specific cells or tissues and concentrate a therapeutic payload at the site of disease to enhance efficacy while minimizing adverse effects on healthy tissues. Our strategy is to leverage our medicinal nanoengineering platform to develop our own pipeline of Accurins, initially in oncology, as well as to develop Accurins in collaboration with biopharmaceutical companies. Our lead drug candidate, BIND-014, is in Phase 2 clinical trials for non-small cell lung cancer, or NSCLC, and metastatic castrate-resistant prostate cancer, or mCRPC. To date in 2013, we have announced collaborations with Amgen, Pfizer and AstraZeneca to develop Accurins based on therapeutic payloads from their product pipelines.

We were incorporated in May 2006 and commenced active operations in early 2007. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking preclinical studies and, beginning in 2011, conducting clinical trials. To date, we have financed our operations primarily through private placements of our preferred stock and convertible debt securities, funding received from collaboration and license agreements, government grants and our credit facility. We have no products approved for sale and all of our revenue to date has been collaboration revenue or government grant revenue. Since our inception and through September 30, 2013, we have raised an aggregate of approximately $187.1 million to fund our operations, of which $15.8 million was through our collaborations and license agreements, $86.4 million was from the sale of preferred stock and convertible debt securities, $5.0 million was from government grants, $9.3 million was from borrowings under our credit facility as well as capital leases and $70.5 million was from the gross proceeds from the sale of common stock in our initial public offering in September 2013. As of September 30, 2013, our cash and cash equivalents were $80.7 million, of which $5.1 million was held by our Russian subsidiary designated solely for use in its operations. As of September 30, 2013, we also had $1.4 million in restricted cash held in our Russian subsidiary.

Since inception, we have incurred significant operating losses. Our net loss was $19.6 million for the nine months ended September 30, 2013 compared to $14.1 million for the nine months ended September 30, 2012. As of September 30, 2013, we had an accumulated deficit of $86.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 1, Part I of this report, and the other transactions, events, and trends discussed in “Risk Factors” in Item 1A, Part II of this report.

The consolidated financial statements and following information include the accounts of BIND Therapeutics, Inc. and our wholly owned subsidiaries, BIND (RUS), LLC, a Russian limited liability company, and BIND Biosciences Security Corporation, a Massachusetts securities corporation. All intercompany accounts and transactions have been eliminated.

Collaborations

In addition to our internal development programs, we actively seek opportunities to collaborate with recognized biopharmaceutical companies to develop Accurins incorporating therapeutic payloads from their proprietary product portfolios. We have established a number of collaborations with industry leaders, including announced agreements with Amgen, Inc., Pfizer Inc. and AstraZeneca AB to develop Accurins based on therapeutic payloads from their product pipelines. Our collaboration agreements generally require the collaborator to pay all the development costs associated with the Accurin, including those incurred by us. In addition, the upfront and potential milestone payments received under these agreements provide us with additional capital resources to develop our own proprietary pipeline of Accurins. Aggregate upfront and contingent clinical, regulatory and marketing milestone payments under these agreements are over $1 billion, exclusive of potential royalties. Over $450 million of these potential milestones are pre-commercial, of which approximately $11 million are pre-clinical, approximately $190 million are clinical development and approximately $250 million are regulatory milestones.

Amgen

In January 2013, we entered into a license agreement with Amgen, pursuant to which we granted to Amgen an option to obtain an exclusive worldwide license to develop, manufacture and commercialize an Accurin incorporating a specified Amgen kinase inhibitor for all uses except for some vaccine applications. Amgen may exercise its option during a period of approximately 12 months, beginning on the effective date of the agreement, by paying us a specified option exercise fee. If Amgen fails to exercise its option within such time period, then we have the right to exercise an exclusive option to obtain a license from Amgen to develop, manufacture and commercialize Accurins containing the Amgen kinase inhibitor upon terms to be mutually agreed. Under the agreement, we received an upfront payment of $5.0 million and have the potential to receive contingent payments for up to two indications totaling up to $111.5 million in the aggregate upon exercise of the option and achievement by Amgen of specified development and regulatory events with respect to such indications, plus additional contingent payments totaling up to $188 million in the aggregate upon the achievement by Amgen of specified commercial events with respect to such indications. If Amgen exercises its option, Amgen will reimburse us for all external expenses we incur relating to the agreement after such exercise. We will also receive tiered royalties in the mid-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed products. Amgen is also obligated to pay certain development costs during the research period. We are responsible for manufacturing licensed compounds for use in preclinical studies, and we will collaborate with Amgen in developing and implementing a strategy for subsequent manufacturing.

Pfizer

In March 2013, we entered into a research, option and license agreement with Pfizer, pursuant to which we granted to Pfizer two options to obtain an exclusive worldwide license to use, develop, manufacture and commercialize Accurins incorporating specified Pfizer drug candidates, for the treatment, prevention and/or diagnosis of any disease or medical condition in humans, except that the licensed rights exclude some vaccine products and products for the treatment of brain cancer. Pfizer may exercise either one or both of its options to acquire the exclusive license for the specified drug candidate during a period of approximately 30 months, beginning on the effective date of the agreement and subject to certain adjustments, by paying us a specified option exercise fee. Pfizer is required to pay for all of our development costs. We are responsible for manufacturing licensed compounds through early clinical trials. Under the agreement, we received an upfront payment of $4.0 million and have the potential to receive contingent payments totaling up to $89.5 million in the aggregate under each option upon exercise of the option and achievement by Pfizer of specified development and regulatory events, plus additional contingent payments totaling up to $110 million in the aggregate under each option upon achievement by Pfizer of specified commercial events. We will also receive royalties in the low-single digit to the high-single digit percentages of aggregate worldwide net sales of each licensed product.

AstraZeneca

In April 2013, we entered into a license agreement with AstraZeneca, pursuant to which we granted to AstraZeneca a worldwide license to research, develop, manufacture and commercialize Accurins incorporating a specified AstraZeneca product candidate for any therapeutic use in humans or animals. AstraZeneca is required to pay for all of our development costs. We are responsible for manufacturing licensed product for use in preclinical and some clinical trials. Under the agreement, we received an upfront payment of $4.0 million and have the potential to receive contingent payments totaling up to $193 million in the aggregate upon achievement by AstraZeneca of specified clinical, regulatory and commercial events. We will also receive tiered royalties in the low-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed product.

Financial Overview

Revenue

Our revenue consists of collaboration revenue, which may include amounts recognized related to upfront payments for licenses or options to obtain licenses in the future, research and development funding and milestone payments earned under collaboration and license agreements with our collaboration partners. In addition, we collect revenue under the terms of government contracts which require the performance of certain research and development activities. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development reimbursements, payments for manufacturing services, milestone and other payments from collaborations. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, an allocation of facilities expenses, overhead expenses, manufacturing process-development and scale-up activities, clinical trial and related clinical manufacturing expenses, fees paid to clinical research organizations, or CROs, and investigative sites, payments to universities under our license agreements and other outside expenses. In the early phases of development, our research and development costs are often devoted to expanding our product platform and are not necessarily allocable to a specific target.

Our research and development costs are made up of external costs, which since the first quarter of 2010 we track on a program-by-program basis and internal research and development costs which are primarily compensation expenses for our full-time research and development employees and related expenses. As we expand the clinical development of BIND-014, the amount of research and development spending allocated to external versus internal spending will continue to grow, while our internal spending should grow at a slower and more controlled pace. Beginning in January 2013, we implemented a project-based time reporting system so that we can allocate internal spending on a project-by-project basis. We have incurred a total of $66.8 million in research and development expenses from inception through September 30, 2013, with a majority of the expenses being spent on the development of BIND-014 and the remainder being spent on the development of our medicinal nanoengineering platform and our early stage programs.

We expense research and development costs as incurred. Conducting a significant amount of research and development is central to our business model. Drug candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of BIND-014, and to further advance our preclinical and earlier stage research and development projects. The successful development of our clinical and preclinical drug candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of BIND-014 or any of our preclinical programs or the period, if any, in which material net cash inflows from these drug candidates may commence. Clinical development timelines, the probability of success and development costs can differ materially from expectations. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of a drug candidate or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

General and Administrative

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, business development and support functions. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expenses, travel expenses for our general and administrative personnel and professional fees for auditing, tax and corporate legal services, including intellectual property related legal services. We anticipate that our general and administrative expenses will increase in future periods, reflecting an expanding infrastructure and increased professional fees associated with being a public reporting company.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and interest income from loans to our founders and chief executive officer.

Interest Expense

Interest expense consists of interest expense on our amounts borrowed under our credit facility, capital leases, and convertible notes.

Foreign Currency Transaction Gain (Loss)

The functional currency of our Russian subsidiary is the ruble. All assets and liabilities of the subsidiary are translated at year-end exchange rates and revenues and expenses are translated at average exchange rates for the year. Translation adjustments are reflected in the accumulated other comprehensive (loss) income component of stockholders’ equity. At December 31, 2012 and September 30, 2013, we maintained cash, including restricted cash of $3.7 million and $6.5 million, respectively, in Russian banks, a majority of which is denominated in U.S. dollars. Accordingly, the amounts denominated in U.S. dollars are subject to transaction gains and losses, which are reported in the accompanying consolidated statement of operations.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our final prospectus filed with the SEC on September 20, 2013 relating to our registration statement on Form S-1. There have been no material changes to our critical accounting policies through September 30, 2013 from those discussed in our final prospectus filed on September 20, 2013.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Revenue

The following is a comparison of revenue for the three months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2013	2012
Grant revenue	$151	$66	$85	129%
Collaboration revenue	4,415	—	4,415	n/a

Total revenue	$4,566	$66	$4,500	6,831%

During the three months ended September 30, 2013, total revenue increased by $4.5 million, or 6,831%, compared to the same period in 2012. Substantially all of the increase is related to the recognition of a portion of the upfront payments and the research and development reimbursement payments we received from our collaboration agreements with Amgen, Pfizer and AstraZeneca during 2013. In addition, during the three months ended September 30, 2013 we recognized a total of $151,000 under the terms of our grant with the Russian Ministry of Industry and Trade.

Research and Development

The following is a comparison of research and development expenses for the three months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2013	2012
Research and development	$5,348	$3,363	$1,985	59%

During the three months ended September 30, 2013, our research and development expenses increased by $2.0 million, or 59%, compared to the same period in 2012. The increase in research and development expenses was primarily driven by increases in our external research and development costs. Our external research and development expenses increased due to the increase in the number of patients in the Phase 1 clinical trial, the start-up costs and number of patients enrolled in the Phase 2 clinical trials of BIND-014 and the further development of the manufacturing process for BIND-014.

Our internal research and development expenses also increased for the three months ended September 30, 2013, as compared to the same period in 2012, as a result of a $200,000 milestone payment due to the Massachusetts Institute of Technology, or MIT, under our license agreement resulting from the initiation of the Phase 2 clinical trial of BIND-014. In addition, increases in internal research and development expenses were driven by headcount increases in our U.S. and Russian operations and associated stock compensation expense compared to the same period in 2012. Staffing increases in the United States were driven primarily by the work associated with our collaborations with Amgen, Pfizer and AstraZeneca.

The following table illustrates the components of our research and development expenses during the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2013	2012
External research and development expenses:
BIND-014	$1,531	$705	$826	117%
Collaborations	1	0	1	—
Discovery and preclinical stage product programs, collectively	68	107	(39)	(36%)
Internal research and development expenses	3,748	2,551	1,197	47%

Total research and development expenses	$5,348	$3,363	$1,985	59%

General and Administrative

The following is a comparison of general and administrative expenses for the three months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2013	2012
General and administrative	$6,280	$1,770	$4,510	255%

For the three months ended September 30, 2013, our general and administrative expenses increased by $4.5 million, or 255%, compared to the same period in 2012. The increase in our general and administrative expenses was driven by an increase in stock compensation expense of $3.7 million, of which $3.6 million was a direct result of the vesting of performance-based options for certain of our executives on the closing of our initial public offering. The remaining increases were the result of increased legal, audit and consulting fees.

Change in Fair Value of Preferred Stock Warrant Liability

The preferred stock warrant liability is associated with warrants to purchase preferred stock issued to lenders under our debt facilities. We recorded $0.2 million of expense for the three months ended September 30, 2013 for the increase in the fair market value of the underlying security, which was based on our closing stock price as of September 25, 2013. For the three months ended September 30, 2012, we recorded $0.3 million of income for the decrease in the fair market value of the underlying security based upon the valuation performed as of September 30, 2012. The preferred stock warrants were automatically adjusted on the date of the closing of the IPO, September 25, 2013 to provide for the issuance of shares of common stock upon their exercise and no longer represent a liability of the Company.

Foreign Currency Transaction Gain (Loss)

Because our Russian subsidiary’s functional currency is the ruble and the majority of its cash is held in U.S. dollars, the balances are subject to transaction gains and losses. We recorded approximately $24,000 and $307,000 of losses for the three months ended September 30, 2013 and 2012, respectively.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Revenue

The following is a comparison of revenue for the nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2013	2012
Grant revenue	$516	$156	$360	231%
Collaboration revenue	8,315	344	7,971	2,317%

Total revenue	$8,831	$500	$8,331	1,666%

During the nine months ended September 30, 2013, total revenue increased by $8.3 million, or 1,666%, compared to the same period in 2012. Substantially all of the increase is related to the recognition of a portion of the upfront payments and the research and development reimbursement payments we received from our collaboration agreements with Amgen, Pfizer and AstraZeneca during 2013. In addition, during the nine months ended September 30, 2013 we recognized a total of $0.5 million under the terms of our grant with the Russian Ministry of Industry and Trade.

Research and Development

The following is a comparison of research and development expenses for the nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2013	2012
Research and development	$16,965	$9,591	$7,374	77%

During the nine months ended September 30, 2013, our research and development expenses increased by $7.4 million, or 77%, compared to the same period in 2012. The increase in research and development expenses was primarily driven by increases in our external research and development costs. Our external research and development expenses increased due to the increase in the number of patients in the Phase 1 clinical trial, the start-up and patient enrollment costs for the Phase 2 clinical trials of BIND-014 and the further development of the manufacturing process for BIND-014.

Our internal research and development expenses also increased for the nine months ended September 30, 2013 as compared to the same period in 2012 as a result of $1.3 million of one-time payments due to the Massachusetts Institute of Technology, or MIT, under our license agreement resulting from the upfront payments we received upon entering into collaboration agreements with Amgen and Pfizer and a milestone payment resulting from the initiation of the Phase 2 clinical trial of BIND-014. In addition, increases in internal research and development expenses were driven by headcount increases in our U.S. and Russian operations and associated stock compensation expense compared to the same period in 2012. Staffing increases in the United States were driven primarily by the work associated with our collaborations with Amgen, Pfizer and AstraZeneca. Lastly, facilities costs increased as compared to the same period in 2012 as we moved from our previous location to our current facility in Cambridge, Massachusetts in April 2012.

The following table illustrates the components of our research and development expenses during the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2013	2012
External research and development expenses:
BIND-014	$5,869	$1,962	$3,907	199%
Collaborations	52	50	2	4%
Discovery and preclinical stage product programs, collectively	247	175	72	41%
Internal research and development expenses	10,797	7,404	3,393	46%

Total research and development expenses	$16,965	$9,591	$7,374	77%

General and Administrative

The following is a comparison of general and administrative expenses for the nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2013	2012
General and administrative	$10,696	$4,600	$6,096	133%

For the nine months ended September 30, 2013, our general and administrative expenses increased by $6.1 million, or 133%, compared to the same period in 2012. The increase in our general and administrative expenses was driven primarily by an increase in stock compensation expense of $3.9 million, of which $3.6 million was a direct result of the vesting of performance-based options for certain of our executives on the closing of our initial public offering. We also incurred a significant increase in professional fees in 2013 as a result of the legal costs associated with our collaboration agreements with Amgen, Pfizer and AstraZeneca and costs incurred in connection with a market research study, and significant increases in compensation expenses as we increased our general and administrative headcount to ten as of September 30, 2013 as compared to five as of September 30, 2012. In addition, there were increases in bank fees associated with the credit facility that we amended and restated in June 2013.

Change in Fair Value of Preferred Stock Warrant Liability

The preferred stock warrant liability is associated with warrants to purchase preferred stock issued to lenders under our debt facilities. We recorded $0.7 million of expense for the nine months ended September 30, 2013 for the increase in the fair market value of the underlying security, which was based on our closing stock price as of September 25, 2013. For the three months ended September 30, 2012, we recorded $0.2 million of income for the decrease in the fair market value of the underlying security based upon the valuation performed as of September 30, 2012. The preferred stock warrants were automatically adjusted on the date of the closing of the IPO, September 25, 2013, to provide for the issuance of shares of common stock from their exercise and no longer represent a liability of the Company.

Foreign Currency Transaction Gain (Loss)

Because our Russian subsidiary’s functional currency is the ruble and the majority of its cash is held in U.S. dollars, the balances are subject to transaction gains and losses. We recorded approximately $123,000 of losses and $251,000 of gains for the nine months ended September 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

Since our inception and through September 30, 2013, we have raised an aggregate of approximately $187.1 million to fund our operations, of which $15.8 million was through our collaborations and license agreements, $86.4 million was from the sale of preferred stock and convertible debt securities, $5.0 million was from government grants and $9.3 million was from borrowings under our credit facility as well as capital leases and $70.5 million in gross proceeds from our initial public offering of common stock in September 2013.

As of September 30, 2013, our cash and cash equivalents were $80.7 million, of which $5.1 million was held by our Russian subsidiary designated solely for use in its operations, and is consolidated for financial reporting purposes. As of September 30, 2013, we also have $1.4 million in restricted cash held in our Russian subsidiary. In addition to our existing cash and cash equivalents, we receive research and development funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements. Our ability to earn these milestone payments and the timing of achieving these milestones is dependent upon the outcome of our research and development and regulatory activities and is uncertain at this time. Our rights to receive research and development funding and the payment of certain milestones under our collaboration agreements are our only committed external source of funds. We also have $4.0 million available under our amended and restated credit facility described below.

Indebtedness

In June 2013, we entered into an amended and restated credit facility with Hercules as lender. The credit facility provides funding for an aggregate principal amount of up to $8.5 million. The first advance was funded on the closing date of the credit facility in the aggregate principal amount of $4.5 million. The proceeds of the first advance were used to first repay in full all existing outstanding loans under our prior loan and security agreement with Hercules, in an aggregate principal amount of $2.3 million, and then for general corporate purposes. The credit facility amends and restates our prior loan and security agreement with Hercules, which was entered into in January 2011, and no amounts remain outstanding under that prior facility. Subject to customary conditions for funding and us delivering evidence that we have received proceeds or payments in an amount equal to at least $10.0 million, of which we received $8.7 million from the sale of our Series D preferred stock in June 2013 and $1.5 million from the sale of our Series BRN preferred stock in July 2013, the second advance of up to a principal amount of $4.0 million may be funded at our request before December 31, 2013, to be used for general corporate purposes. The credit facility is secured by substantially all of our personal property other than our intellectual property. The loans under the credit facility bear interest at an annual rate equal to (a) 10.25% plus (b) the prime rate (as reported in the Wall Street Journal) minus (c) 3.25% subject to a minimum of 10.25%. We are only required to make interest payments on any loans funded under the credit facility through February 28, 2014, or the interest-only period. The interest-only period automatically extends to June 2014 upon us receiving the proceeds or payments required to satisfy the conditions for funding of the second advance. All outstanding loans under the credit facility will begin amortizing at the end of the interest-only period, with monthly payments of principal and interest being made by us to Hercules in 30 consecutive monthly installments. All loans mature on the first day of the 30th month following the end of the interest-only period.

The credit facility includes affirmative and negative covenants applicable to us and our subsidiaries. The affirmative covenants include, among others, covenants requiring us (and us to cause our subsidiaries) to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on us and our subsidiaries transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. Additionally, the credit facility restricts us from investing in our wholly-owned domestic subsidiary, BIND Biosciences Security Corporation, unless we hold cash and other liquid investments equal to $25.0 million, less any payments of principal that we have made to Hercules under the credit facility.

The credit facility also includes events of default, the occurrence and continuation of which provide Hercules with the right to exercise remedies against us and the collateral securing the loans under the credit facility, including our cash. These events of default include, among other things, our failure to pay any amounts due under the credit facility, a breach of covenants under the credit facility, our insolvency and the insolvency of our subsidiaries, the occurrence of a material adverse effect, the occurrence of any default under certain other indebtedness, and a final judgment against us in an amount greater than $500,000.

Plan of Operations and Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

We expect that our cash and cash equivalents as of September 30, 2013, the approximately $5.2 million from the partial exercise of the underwriter’s over-allotment option, borrowings available under our credit facility and research and development funding that we expect to receive under our existing collaborations, excluding any potential milestone payments, will fund our operating expenses and capital expenditure requirements through at least mid-2015, which we expect will enable us to complete our ongoing Phase 2 clinical trials of BIND-014 in NSCLC and mCRPC and, if such trials are successful, to initiate pivotal Phase 3 trials in these indications. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our drug candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

•	our collaboration agreements remaining in effect and our ability to achieve milestones under these agreements;

•	the progress and results of our clinical trials of BIND-014;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other drug candidates;

•	the number and development requirements of other drug candidates that we pursue;

•	the costs, timing and outcome of regulatory review of our drug candidates;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our drug candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products and technologies.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and revenue from license and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone payments under our agreements with them and the second advance from our Hercules credit facility, upon completion of this offering, we will not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash used in operating activities	$(7,196)	$(13,758)
Net cash provided by (used in) investing activities	(1,037)	1,625
Net cash provided by (used in) financing activities	84,088	(1,482)

Net Cash Used in Operating Activities

Net cash used in operating activities was $7.2 million during the nine months ended September 30, 2013 compared to $13.8 million during the nine months ended September 30, 2012. The decrease in cash used in operating activities in the first nine months of 2013 was primarily driven by an increase in cash received from collaboration agreements compared to the first nine months of 2012, offset by an increase in operating expenses compared to the first nine months of 2012. There were no material collaboration agreements in 2012.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $1.0 million for the nine months ended September 30, 2013 compared to net cash provided of $1.6 million for the nine months ended September 30, 2012. The cash used in investing activities during the first nine months of 2013 relates to purchases of property and equipment offset by proceeds from repayment of stockholder loans during the first nine months of 2013. The cash provided by investing activities during the first nine months of 2012 relates to purchases of property and equipment offset by maturities of short term investments and increases in restricted cash.

Net Cash Provided by (Used in) Financing Activities

        Net cash provided by financing activities of $84.1 million during the nine months ended September 30, 2013 is primarily due to the proceeds, net of expenses, from our initial public offering of $63.9 million, cash received related to the sale of Series D preferred stock to investors for net proceeds of $17.3 million, cash received related to the sale of Series BRN preferred stock to investors for net proceeds of $1.5 million as well as the net increase in debt of $1.2 million associated with the amended and restated credit facility. The net cash used in financing activities of $1.5 million during the nine months ended September 30, 2012 is primarily due to payments on debt facilities during the period.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Net Operating Loss and Research and Development Tax Credit Carryforwards

At December 31, 2012, we had federal, foreign and state tax net operating loss carryforwards of $26.1 million, $1.6 million and $31.9 million, respectively. The federal net operating loss carryforwards expire beginning in 2026 and ending in 2032. The state net operating loss carryforwards began expiring in 2012 and may continue to expire through 2032. At December 31, 2012, the Company had available income tax credits of approximately $2.4 million, which are available to reduce future income taxes, if any, through 2025 (state) and 2032 (federal).

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations under the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of our net operating losses and credits before we can use them. We have recorded a valuation allowance on all of our deferred tax assets, including our deferred tax assets related to our net operating loss and research and development tax credit carryforwards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2013, we had cash equivalents of $80.7 million, consisting of interest-bearing money market accounts and prime money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. We are also subject to interest rate risk from the loans under the credit facility that bear interest at an annual rate equal to (a) 10.25% plus (b) the prime rate (as reported in the Wall Street Journal) minus (c) 3.25% subject to a floor of 10.25%.

In addition, we are subject to currency risk for balances held in rubles in our foreign subsidiary. We work to maintain all balances in U.S. dollars until payment in rubles is required to minimize this currency risk. Fluctuations in the exchange rate over the past 18 months has been about 12%. As of September 30, 2013, we held $5.1 million in Russian banks to support our Russian subsidiary, a portion of which is denominated in U.S. dollars. We contract with clinical research organizations internationally, primarily for the performance of clinical trials in Russia. Transactions with these providers are predominantly settled in rubles and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $19.6 million for the nine months ended September 30, 2013. As of September 30, 2013, we had an accumulated deficit of $86.4 million. To date, we have financed our operations primarily through private placements of our preferred stock and convertible debt securities, borrowings under our credit facility with Hercules Technology Growth Capital, Inc., or Hercules, government grants and collaborations and most recently with the completion of an initial public offering of our common stock. All of our revenue to date has been collaboration revenue and government grants. We have devoted substantially all of our financial resources and efforts to developing our medicinal nanoengineering platform, identifying potential drug candidates, and conducting preclinical studies and clinical trials. We are still in the early stages of development of our drug candidates, and we have not completed development of any Accurins or other drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	conduct our Phase 2 clinical trials of BIND-014, our lead Accurin drug candidate, a prostate-specific membrane antigen, or PSMA, targeted Accurin that contains docetaxel, and potentially conduct pivotal clinical trials of BIND-014;

•	continue the research and development of our other drug candidates, including potentially in-licensing other technologies and therapeutic payloads, but excluding research and development costs of our drug candidates being developed in collaboration with Amgen, Inc., Pfizer Inc. and AstraZeneca AB, as these collaborators generally are required to pay all such development costs, including those incurred by us;

•	seek to enhance our medicinal nanoengineering platform and discover and develop additional drug candidates;

•	seek regulatory approvals for any drug candidates that successfully complete clinical trials;

•	potentially establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio; and

•	add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our transition to a public company.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates, discovering additional drug candidates, obtaining regulatory approval for these drug candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval, and establishing and managing our collaborations at various stages of each candidate’s development. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our drug candidates, our expenses could increase and revenue could be further delayed.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will need additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our Phase 2 clinical trials of BIND-014, and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, BIND-014 and other drug candidates. In addition, if we obtain regulatory approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our cash and cash equivalents as of September 30, 2013, borrowings available under our credit facility and research and development funding that we expect to receive under our existing collaborations, excluding any potential milestone payments, will fund our operating expenses and capital expenditure requirements through at least mid-2015, which we expect will enable us to complete our ongoing Phase 2 clinical trials of BIND-014 in NSCLC and mCRPC and, if such trials are successful, to initiate pivotal Phase 3 trials in these indications. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	our collaboration agreements remaining in effect, our collaborators exercising their options under these agreements, our ability to achieve milestones under these agreements and our entering into additional collaboration agreements;

•	the progress and results of our clinical trials of BIND-014;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other drug candidates;

•	the costs, timing and outcome of regulatory review of our drug candidates;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our drug candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products and technologies.

Identifying potential drug candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and collaboration agreements. We do not have any committed external source of funds other than research and development funding under our existing collaborations and borrowings available under our credit facility. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of each of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock.

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We commenced active operations in 2007, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our medicinal nanoengineering platform, identifying potential drug candidates, and conducting preclinical studies and clinical trials. All but one of our drug candidates, BIND-014, are still in preclinical development. We recently completed our Phase 1 clinical trial of BIND-014, our lead drug candidate, and are conducting two Phase 2 clinical trials for this drug candidate, but have not completed these or any other clinical trials for this or any other drug candidate. We have not yet demonstrated our ability to successfully complete any Phase 2 or pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, the results of any quarterly or annual periods should not be relied on as indications of future operating performance.

The terms of our credit facility place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

We have an $8.5 million credit facility with Hercules that is secured by a lien covering substantially all of our personal property, excluding intellectual property. As of September 30, 2013, the outstanding principal balance of the loan was $4.5 million. The credit facility contains customary affirmative and negative covenants and events of default applicable to us and our subsidiaries. The affirmative covenants include, among others, covenants requiring us (and us to cause our subsidiaries) to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on us and our subsidiaries transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. If we default under the facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lender could declare a default upon the occurrence of any event that it interprets as a material adverse effect as defined under the credit facility, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Risks Related to the Discovery and Development of Our Drug Candidates

We may not be successful in our efforts to use and expand our medicinal nanoengineering platform to build a pipeline of drug candidates and develop marketable drugs.

We are using our proprietary medicinal nanoengineering platform to develop BIND-014 and additional Accurins, with an initial focus on the treatment of various types of cancer. While we believe our preclinical and Phase 1 clinical data to date, together with our established collaborations, has validated our platform to a degree, we are at a very early stage of development and our platform has not yet, and may never lead to, approvable or marketable drugs. Even if we are successful in continuing to build our pipeline, the potential drug candidates that we identify may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize drug candidates based upon our technological approach, we will not be able to obtain product or collaboration revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

We are very early in our development efforts and have only one drug candidate in clinical development. All of our other drug candidates are still in preclinical development. If we or our collaborators are unable to successfully develop and commercialize drug candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and have only one drug candidate, BIND-014, in clinical development. All of our other drug candidates are still in preclinical development. We have invested substantially all of our efforts and financial resources in developing our medicinal nanoengineering platform, identifying potential drug candidates, and conducting preclinical studies and clinical trials. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates. The success of our drug candidates will depend on several factors, including the following:

•	completion of preclinical studies and clinical trials with positive results;

•	receipt of marketing approvals from applicable regulatory authorities;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our drug candidates;

•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	successfully maintaining existing collaborations and entering into new ones throughout the development process as appropriate, from preclinical studies through to commercialization;

•	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our drug candidates;

•	protecting our rights in our intellectual property portfolio;

•	maintaining a continued acceptable safety profile of the products following approval; and

•	maintaining and growing an organization of scientists and business people who can develop and commercialize our products and technology.

If we or our collaborators do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our drug candidates, which would materially harm our business.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

All but one of our drug candidates are in preclinical development, with one, BIND-014, in Phase 2 clinical development, and their risk of failure is high. It is impossible to predict when or if any of our drug candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failed clinical trial can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the preliminary efficacy signal in our Phase 1 clinical trial of BIND-014 was observed in only a small number of patients in a single-arm, open-label setting and might not be achieved by any other patients treated with BIND-014 in future trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our drug candidates, including:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we may have to suspend or terminate clinical trials of our drug candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our drug candidates may be greater than we anticipate;

•	the supply or quality of our drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate;

•	our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials;

•	regulators may revise the requirements for approving our drug candidates, or such requirements may not be as we anticipate; and

•	regarding trials managed by our existing or any future collaborators, our collaborators may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but potentially suboptimal for us.

If we are required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our drug candidates;

•	lose the support of collaborators, requiring us to bear more of the burden of development of certain compounds;

•	not obtain marketing approval at all;

•	obtain marketing approval in some countries and not in others;

•	obtain approval for indications or patient populations that are not as broad as we intend or desire;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

•	be subject to additional post-marketing testing requirements; or

•	have the product removed from the market after obtaining marketing approval.

We are currently conducting two Phase 2 clinical trials to evaluate the level of clinical activity of BIND-014 in non-small cell lung cancer, or NSCLC, and metastatic castrate-resistant prostate cancer, or mCRPC. If we obtain favorable results in these trials, we plan to initiate pivotal trials of this drug candidate in early 2015 in both mCRPC and second-line NSCLC. We also may initiate clinical trials in other types of cancer. However, we cannot provide any assurance that we will successfully complete our ongoing Phase 2 clinical trials and be able to initiate pivotal clinical trials for this drug candidate for either or both types of cancer. The results of our Phase 2 clinical trials could yield negative or ambiguous results. Since this is our most advanced drug candidate, such results could adversely affect future development plans, collaborations and our stock price.

Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our drug candidates and harming our business and results of operations.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates.

Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;

•	the patient eligibility criteria for the study in question;

•	the perceived risks and benefits of the drug candidate under study;

•	the efforts to facilitate timely enrollment in clinical trials;

•	our payments for conducting clinical trials;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	the proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development of our drug candidates or we observe limited efficacy, we may need to abandon or limit our development of some of our drug candidates.

If our drug candidates are associated with undesirable side effects in clinical trials, have limited efficacy or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, of the 28 patients dosed once every three weeks, or Q3W, in our ongoing Phase 1 clinical trial of BIND-014, 25 patients experienced a treatment-related adverse event, with one such event resulting in death. Three patients discontinued treatment as a result of treatment-related adverse events. The most common adverse event experienced by ten patients in this study was neutropenia, a low number of white blood cells, which is frequently associated with docetaxel as well as many other cancer drugs. The one death in the trial was an elderly patient with advanced biliary cancer and a biliary stent who was treated with BIND-014 at 75 mg/m2 dosing and developed sepsis as a consequence of neutropenia, which has previously been observed in clinical studies of patients receiving docetaxel. Other treatment-related adverse events included fatigue, diarrhea, anemia, hair loss, infusion related reaction, dehydration, nausea and vomiting. These treatment-related adverse events and their frequency are generally consistent with the treatment-related adverse events associated with docetaxel as well as many other cancer drugs. In light of the similarity with other FDA-approved cancer therapeutics, we believe our Phase 1 results to date suggest an acceptable safety profile at this stage of development. However, many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

Risks Related to Our Dependence on Third Parties

Our existing collaborations are important to our business, and future collaborations may also be important to us. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.

We have entered into collaborations with other biopharmaceutical companies to develop Accurins based on therapeutic payloads from their product pipelines, and such collaborations currently represent a significant portion of our product pipeline. Our collaboration and license agreements include those we have announced with Amgen, AstraZeneca and Pfizer, and others that we have not announced. These collaborations also have provided us with important funding for our development programs and we expect to receive additional funding under these collaborations in the future. Our existing collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not perform their obligations as expected;

•	collaborators may not pursue development and commercialization of any drug candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or drug candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours, which may cause collaborators to cease to devote resources to the commercialization of our drug candidates;

•	a collaborator with marketing and distribution rights to one or more of our drug candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

•	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of drug candidates, might lead to additional responsibilities for us with respect to drug candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•	collaborations may be terminated for the convenience of the collaborator and, if terminated, we would potentially lose the right to pursue further development or commercialization of the applicable drug candidates;

•	collaborators may learn about our technology and use this knowledge to compete with us in the future;

•	results of collaborators’ preclinical or clinical studies could produce results that harm or impair other products using our technology;

•	there may be conflicts between different collaborators that could negatively affect those collaborations and potentially others; and

•	the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers.

If our collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, or in the case of Amgen or Pfizer, elects not to exercise its option under the collaboration agreement, we may not receive any future research and development funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our continued development of our medicinal nanoengineering platform and drug candidates could be delayed and we may need additional resources to develop additional drug candidates. All of the risks relating to product development, regulatory approval and commercialization described in this report also apply to the activities of our collaborators and there can be no assurance that our collaborations will produce positive results or successful products on a timely basis or at all.

Under our collaboration agreement with Amgen, Amgen has the right to pay us an annual exclusivity fee to prohibit us from developing a drug candidate against the same molecular target as Amgen’s drug candidate. In addition, for a specified period of time following the execution of our collaboration agreement with AstraZeneca, we may not develop or commercialize a compound against the same molecular target as AstraZeneca’s drug candidate. As a result, our ability to enter into collaboration agreements for additional drug candidates against these targets is significantly limited until the end of the periods specified in our collaboration agreements with Amgen and AstraZeneca. These restrictions may have the effect of preventing us from undertaking development and other efforts that may appear to be attractive to us.

Additionally, subject to its contractual obligations to us, if a collaborator of ours is involved in a business combination or otherwise changes its business priorities, the collaborator might deemphasize or terminate the development or commercialization of any drug candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities and our stock price could be adversely affected.

We may in the future determine to collaborate with additional pharmaceutical and biotechnology companies for development and potential commercialization of therapeutic products. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may not be able to access therapeutic payloads that would be suitable to development with our platform, have to curtail the development of a drug candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our drug candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.

We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We currently rely on third-party clinical research organizations, or CROs, to conduct our ongoing Phase 1 and Phase 2 clinical trials of BIND-014 and do not plan to independently conduct clinical trials of our other drug candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct and manage our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulatory standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Other countries’ regulatory agencies also have requirements for clinical trials with which we must comply. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our drug candidates.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our drug candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We contract with third parties for the manufacture of our drug candidates for preclinical and clinical testing and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We have a pilot manufacturing facility at our Cambridge, Massachusetts location where we conduct process development, scale-up activities and assemble the manufacturing equipment for use in the manufacture of Accurins. However, we do not have any manufacturing facilities that meet the FDA’s current good manufacturing practices, or cGMP, requirements for the production of any drug candidates used in humans. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our drug candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates on a timely basis or at all or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;

•	breach of the manufacturing agreement by the third party;

•	failure to manufacture our product according to our specifications;

•	failure to manufacture our product according to our schedule or at all;

•	misappropriation of our proprietary information, including our trade secrets and know-how; and

•	termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Our drug candidates and any products that we may develop may compete with other drug candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for required raw materials used in the manufacture of our drug candidates, including the polymers used in our Accurins, or for the manufacture of finished BIND-014 product. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. In particular, there are a very few manufacturers capable of supplying the polymers used in our Accurins.

Our current and anticipated future dependence upon others for the manufacture of our drug candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Risks Related to Regulatory Approval of Our Drug Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our drug candidates or will not be able to do so as soon as anticipated, and our ability to generate revenue will be materially impaired.

Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a drug candidate will prevent us from commercializing the drug candidate. We have not received approval to market any of our drug candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. For example, new cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our drug candidates with a cancer indication receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive and may take many years. If additional clinical trials are required for certain jurisdictions, these trials can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved, and may ultimately be unsuccessful. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review process for each submitted product application, may cause delays in the review and approval of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept a marketing application as deficient or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a drug candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Although the FDA and other regulatory authorities have approved nanotechnology-based therapeutics in the past, they are monitoring whether nanotechnology-based therapeutics pose any specific health and human safety risks. While they have not issued any regulations to date, it is possible that the FDA and other regulatory authorities could issue regulations in the future regarding nanotechnology-based therapeutics that could adversely affect our drug candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of our drug candidates, the commercial prospects for our drug candidates may be harmed and our ability to generate revenues will be materially impaired.

If the FDA does not conclude that BIND-014 satisfies the requirements for approval under the Section 505(b)(2) regulatory approval pathway, or if the requirements for approval of BIND-014 under Section 505(b)(2) are not as we expect, the approval pathway for BIND-014 will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in any case may not be successful.

We intend to seek FDA approval for BIND-014 through the Section 505(b)(2) regulatory pathway. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA, would allow a new drug application, or NDA, we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of an approved drug product, which could expedite the development program for BIND-014 by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for product approval. If this were to occur, the time and financial resources required to obtain FDA approval for BIND-014, and complications and risks associated with regulatory approval of BIND-014, would likely substantially increase. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway may result in new competitive products reaching the market more quickly than BIND-014, which would likely materially adversely impact our competitive position and prospects. Even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this will ultimately lead to accelerated product development or earlier approval.

In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that may be referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our NDA for up to 30 months or longer depending on the outcome of any litigation. Further, it is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of a new product. Even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition.

Moreover, even if BIND-014 is approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

In the European Economic Area, or EEA (composed of the 27 European Union, or EU, Member States plus Iceland, Liechtenstein and Norway), we intend to seek approval for BIND-014 under the hybrid application pathway of the EU Centralized Procedure.

The hybrid pathway is available for (i) products that do not fall under the strict definition of a generic medicinal product, (ii) whose bioequivalence to the reference product cannot be demonstrated through bioavailability studies, or (iii) whose active substances, therapeutic indications, strength, pharmaceutical form or route of administration, differs from that of the reference product. Hybrid applications may rely in part on the results of preclinical tests and clinical trials contained in the authorization dossier of the reference product, which will however need to be supplemented with additional data. We have not engaged in pre-submission discussions with the EMA to determine the eligibility of the centralized hybrid process for BIND-014. If the EMA does not allow us to pursue the centralized hybrid pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards to have BIND-014 authorized in the EEA.

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We may seek fast track designation for some of our drug candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, and even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

We may not be able to obtain orphan drug exclusivity for our drug candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug for that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

A breakthrough therapy designation by the FDA for our drug candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our drug candidates will receive marketing approval.

We may seek a breakthrough therapy designation for some of our drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our drug candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. The availability of breakthrough therapy designation was established recently with the passage of the Food and Drug Administration Safety and Innovation Act of 2012, and the FDA has not yet released additional guidance as to the criteria it uses in designating drugs as breakthrough therapies. As a result, we cannot be sure that our evaluation of our drugs as qualifying for breakthrough therapy designation will meet the FDA’s expectations. In any event, the receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our drug candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Failure to obtain marketing approval in international jurisdictions would prevent our drug candidates from being marketed abroad.

In order to market and sell our products in the European Union and many other jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval in foreign countries may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals for our drug candidates from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Any drug candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any drug candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a drug candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a risk evaluation and mitigation strategy, or REMS, which could include requirements for a restricted distribution system. If any of our drug candidates receives marketing approval, the accompanying label may limit the approved use of our drug, which could limit sales of the product.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of our approved products. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we market our products outside of their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	litigation involving patients taking our drug;

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	damage to relationships with existing and potential collaborators;

•	unfavorable press coverage and damage to our reputation;

•	refusal to permit the import or export of our products;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.

Noncompliance with similar European Union requirements regarding safety monitoring or pharmacovigilance can also result in significant financial penalties. Similarly, failure to comply with U.S. and foreign regulatory requirements regarding the development of products for pediatric populations and the protection of personal health information can also lead to significant penalties and sanctions.

Our relationships with customers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors, physicians and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•	the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	federal law requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals, with data collection beginning in August 2013; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our drug candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any drug candidates for which we obtain marketing approval.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

More recently, in 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the PPACA of importance to our potential drug candidates are the following:

•	an annual, nondeductible fee payable by any entity that manufactures or imports specified branded prescription drugs and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;

•	extension of manufacturers’ Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. On March 1, 2013, the President signed an executive order implementing sequestration, and on April 1, 2013, the 2% Medicare payment reductions went into effect. The ATRA also, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain.

We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Risks Related to the Commercialization of Our Drug Candidates

Even if any of our drug candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any of our drug candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and physicians may continue to rely on these treatments. In addition, many new drugs have been recently approved and many more are in the pipeline for the same diseases for which we are developing our drug candidates. If our drug candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

•	their efficacy, safety and other potential advantages compared to alternative treatments;

•	our ability to offer them for sale at competitive prices;

•	their convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;

•	the availability of third-party coverage and adequate reimbursement for our drug candidates;

•	the prevalence and severity of their side effects; and

•	any restrictions on the use of our products together with other medications;

•	interactions of our products with other medicines patients are taking; and

•	inability of certain types of patients to take our product.

If we are unable to establish effective sales, marketing and distribution capabilities or enter into agreements with third parties with such capabilities, we may not be successful in commercializing our drug candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish a sales and marketing organization or make arrangements with third parties to perform sales and marketing functions.

In the future, we expect to build a focused oncology sales and marketing infrastructure to market or co-promote some of our drug candidates in the United States and potentially elsewhere, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a drug candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or educate physicians on the benefits of our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and

•	inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies.

Outside the United States, we expect to rely on third parties to sell, market and distribute our drug candidates. We may not be successful in entering into arrangements with such third parties or may be unable to do so on terms that are favorable to us. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidates.

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current drug candidates, and will face competition with respect to any drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our drug candidates. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources, established presence in the market and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, sales and marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products are currently on the market, including the therapeutics payload in BIND-014, for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our drug candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy and targeted drug therapy. There are a variety of available drug therapies marketed for solid tumors. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis, including the therapeutic payload contained in BIND-014. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. There are also a number of products in late stage clinical development to treat solid tumors. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for BIND-014 or any other drug candidate for which we obtain marketing approval.

Specifically, current second-line treatments for NSCLC include docetaxel and other chemotherapy agents such as gemcitabine and vinorelbine, as well as molecularly-targeted therapies such as erlotinib and gefitinib, which are used to treat patients with mutations in epidermal growth factor receptor, or EGFR, and crizotinib, which is used in the small subset of patients that have a mutation in anaplastic lymphoma kinase, or ALK. In addition, two monoclonal antibodies, Bristol-Myers Squibb’s nivolumab that targets PD-1, and F. Hoffmann-La Roche Ltd’s MPDL3280A that targets PD-L1, are currently in Phase 2 clinical trials for NSCLC. Both are immunomodulators that block the activation of programmed cell death receptor. In mCRPC, in addition to first-line chemotherapy agents such as docetaxel, the treatment paradigm is evolving to include use of hormonal therapies such as abiraterone and enzalutamide prior to the administration of chemotherapies, which therapies are currently mainly used in the post-chemotherapy setting. Other similar drugs are also being developed. Cabazitaxel (marketed as Jevtana), a second-line taxane chemotherapeutic, is also being tested in clinical studies against docetaxel for efficacy in mCRPC. In addition, other companies are developing therapies targeting PSMA to treat mCRPC, including an antibody-drug conjugate, or ADC, by Progenics Pharmaceuticals, Inc. and a Bispecific T Cell Engager, or BITE, antibody by Bayer Healthcare in collaboration with Amgen. We also face competition from numerous companies utilizing other nanomedicine platforms to develop targeted therapies, including platforms focused on albumin nanoparticles, liposomes and polymeric nanoparticles.

Even if we are able to commercialize any drug candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control, including possible price reductions, even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if our drug candidates obtain marketing approval.

Our ability to commercialize any drug candidates successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be sufficient to generate a profit. Reimbursement may affect the demand for, or the price of, any drug candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our drug candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any drug candidates or products that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue;

•	reduced resources of our management to pursue our business strategy; and

•	the inability to commercialize any products that we may develop.

We currently hold $10.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our drug candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Employee Matters and Managing Growth and Other Risks Related to Our Business

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Scott Minick, our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, manufacturing and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

A variety of risks associated with operating internationally could materially adversely affect our business.

In addition to our U.S. operations, we have operations in Russia through our wholly-owned subsidiary, BIND (RUS) LLC, and may have other such international operations in the future. We face risks associated with our operations in Russia, including possible unfavorable regulatory, pricing and reimbursement, legal, political, tax and labor conditions, which could harm our business. We are also conducting and in the future plan to continue to conduct clinical trials of drug candidates in Russia. We are subject to numerous risks associated with international business activities in Russia and elsewhere, including:

•	compliance with differing or unexpected regulatory requirements for our products;

•	compliance with Russian laws with respect to our BIND (RUS) LLC subsidiary;

•	difficulties in staffing and managing foreign operations;

•	foreign government taxes, regulations and permit requirements;

•	U.S. and foreign government tariffs, trade restrictions, price and exchange controls and other regulatory requirements;

•	economic weakness, including inflation, natural disasters, war, events of terrorism or political instability in particular foreign countries;

•	fluctuations in currency exchange rates, which could result in increased operating expenses and reduced revenues;

•	compliance with tax, employment, immigration and labor laws, regulations and restrictions for employees living or traveling abroad;

•	changes in diplomatic and trade relationships; and

•	challenges in enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States.

These and other risks associated with our international operations in Russia and elsewhere may materially adversely affect our business, financial condition and results of operations.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our current and future contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we are not aware of any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our drug candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our drug candidates could be delayed.

Risks Related to Our Intellectual Property

If we or our licensors are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and drug candidates.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. We may also require the cooperation of our licensors in order to enforce the licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned patents or pending patent applications, or that we were the first to file for patent protection of such inventions, nor can we know whether those from whom we license patents were the first to make the inventions claimed or were the first to file. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office, or U.S. PTO, recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. PTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates.

Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and ultimately unsuccessful.

Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly, which could adversely affect us and our collaborators.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our drug candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. While no such litigation has been brought against us and we have not been held by any court to have infringed a third party’s intellectual property rights, we cannot guarantee that our technology, products or use of our products do not infringe third-party patents. It is also possible that we have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing, which is referred to as the priority date. Therefore, patent applications covering our products or technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products.

We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings before the U.S. PTO and similar bodies in other countries. Third parties may assert infringement claims against us based on existing intellectual property rights and intellectual property rights that may be granted in the future. With respect to BIND-014, we are aware of a third-party U.S. patent application that contains claims related to a formulation of a nanoparticle composition. We have an issued U.S. patent and pending non-U.S. patent applications claiming similar subject matter, and we believe our patents and patent applications have an earlier priority filing date. However, these patents and applications are subject to U.S. laws that awards patents to the first party to invent the claimed invention, rather than the first party to file a patent application. The possibility exists for an interference proceeding between our issued patent and this third-party patent application to determine the earliest party to invent the composition. Although we believe it unlikely, the possibility exists that this third-party patent application could win such an interference procedure and obtain claims which cover this formulation of a nanoparticle composition.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our drug candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the U.S. PTO and foreign patent agencies in several stages over the lifetime of the patent. The U.S. PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.

We are party to multiple license agreements that impose, and we may enter into additional licensing and funding arrangements with third parties that may impose, diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Under our existing licensing agreements, we are obligated to pay royalties on net product sales of drug candidates or related technologies to the extent they are covered by the agreement. If we fail to comply with our obligations under current or future license agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of drug candidates being developed using rights licensed to us under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these employees or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and drug candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also seek to enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Our trade secrets may also be obtained by third parties by other means, such as breaches of our physical or computer security systems. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control or significantly influence all matters submitted to stockholders for approval.

As of September 30, 2013, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 55% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;

•	entrench our management and the board of directors; or

•	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	results of clinical trials of our drug candidates or those of our competitors;

•	developments related to our existing or any future collaborations;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our drug candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license additional drug candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2013, we have outstanding 16,063,820 shares of common stock, of which approximately 11.1 million shares are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times. Moreover, holders of an aggregate of approximately 10.3 million shares of our common stock, including shares issuable upon the exercise of warrants, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements executed in connection with the initial public offering of our common stock.

We are an emerging growth company, and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of the initial public offering of our common stock. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.0 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

Overall, we estimate that our incremental costs resulting from operating as a public company, including compliance with these rules and regulations, may be between $2.0 million and $4.0 million per year. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If securities or industry analysts issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our target animal studies and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Provisions in our restated certificate of incorporation and amended and restated bylaws and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from filling vacancies on our board of directors;

•	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•	the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our restated certificate of incorporation regarding the election and removal of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Furthermore, our restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders. We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in such action.

We do not anticipate paying any cash dividends on our capital stock and, consequently, a stockholder’s ability to achieve a return on investment will depend on appreciation in the price of our common stock.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, our Hercules credit facility currently prohibits us from paying dividends on our equity securities, and any future debt agreements may likewise preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In July 2013, we issued an aggregate of 250,000 shares of our Series BRN preferred stock to an existing investor at a price per share of $6.00 for aggregate consideration of $1.5 million. These shares automatically converted into 95,419 shares of our common stock in August 2013.

No underwriters were involved in the foregoing issuance of securities. The securities described above were issued to an accredited investor in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

During this period, we issued an aggregate of 191,079 shares of our common stock pursuant to the exercise of stock options at a weighted-average exercise price of $1.19 per share for aggregate consideration of $228,338.

The issuances of stock options and the shares of common stock issuable upon the exercise of the options described above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Use of Proceeds from the Sale of Registered Securities

On September 19, 2013, the Securities and Exchange Commission (the “SEC”) declared effective our Registration Statement on Form S-1 (File No. 333-190566), as amended, filed in connection with the initial public offering of our common stock. Pursuant to the Registration Statement, we registered the offer and sale of 5,405,000 shares of common stock with an aggregate offering price of approximately $86.5 million. On September 25, 2013, we issued and sold 4,700,000 shares of our common stock at a price to the public of $15.00 per share. Credit Suisse Securities (USA) LLC and Cowen and Company, LLC acted as joint book-running managers for the offering, and Stifel Nicolaus & Company, Incorporated and JMP Securities LLC acted as co-managers. On October 18, 2013, the underwriters exercised in part their option to purchase additional shares pursuant to the underwriting agreement. On October 23, 2013, we closed the underwriters’ over-allotment option, and we sold 370,499 shares at a price to the public of $15.00 per share. As a result of the offering, we received net proceeds of approximately $67.7 million in the aggregate, which is comprised of gross proceeds of approximately $76.1 million, offset by underwriting discounts and commissions of approximately $5.3 million and other offering expenses of approximately $3.0 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The offering terminated before the sale of all the securities registered pursuant to the Registration Statement when the underwriters completed the exercise of the over-allotment option in part on October 23, 2013.

The net proceeds of approximately $67.7 million from our initial public offering have been invested in money market funds. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, dated September 19, 2013, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement on Form S-1.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIND THERAPEUTICS, INC.

Date: November 5, 2013	by:	/s/ Scott Minick
Scott Minick
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2013	by:	/s/ Andrew Hirsch
Andrew Hirsch
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of BIND Therapeutics, Inc.	8-K	001-36072	3.1	9/25/13

3.2	Amended and Restated Bylaws of BIND Therapeutics, Inc.	8-K	001-36072	3.2	9/25/13

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-190566	4.1	9/5/13

4.2	Warrant dated June 12, 2013 issued by the Registrant to Hercules Technology Growth Capital, Inc.	S-1	333-190566	4.5	8/12/13

10.1	2013 Incentive Award Plan and forms of option agreement, restricted stock agreement and restricted stock unit agreement thereunder	S-1/A	333-190566	10.2	9/5/13

10.2	Non-Employee Director Compensation Program	S-1/A	333-190566	10.3	9/5/13

10.3	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-190566	10.4	8/20/13

10.4	Consulting Agreement, dated as of October 31, 2006, by and between the Registrant and Robert S. Langer, Jr., as amended on June 11, 2010 and August 28, 2013	S-1/A	333-190566	10.5	9/5/13

10.5	Amended and Restated Consulting Agreement, dated as of July 12, 2007, by and between the Registrant and Omid Farokhzad, as amended on June 11, 2010 and August 28, 2013	S-1/A	333-190566	10.6	9/5/13

10.6	Offer Letter, dated as of January 11, 2010, between the Registrant and Scott Minick and the letter agreement dated as of August 28, 2013 related thereto	S-1/A	333-190566	10.7	9/5/13

10.7	Offer Letter, dated as of March 20, 2013, between the Registrant and Greg Berk, M.D. and letter agreements dated as of March 13, 2013, March 20, 2013 and August 28, 2013 related thereto	S-1/A	333-190566	10.9	9/5/13

10.8	Amended and Restated Employment Agreement, dated as of June 28, 2013, between the Registrant and Daniel Lynch, as superseded by the Consulting Agreement, dated as of August 28, 2013	S-1/A	333-190566	10.10	9/5/13

10.9	Offer Letter, dated as of June 3, 2007, between the Registrant and Jeff Hrkach and letter agreements dated as of April 10, 2013 and August 28, 2013 related thereto	S-1/A	333-190566	10.11	9/5/13

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					*	*

32.2	Section 1350 Certification of Chief Financial Officer					*	*

101.INS†	XBRL Instance Document					*	*

101.SCH†	XBRL Taxonomy Extension Schema Document					*	*

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					*	*

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document					*	*

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document					*	*

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document					*	*

**	Furnished herewith.

†	In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.