Form 10-K
period 2013-12-31
BIND Therapeutics, Inc
filed 2014-03-25
CIK 1385228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-36072

BIND Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-2596148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

325 Vassar Street Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

617-491-3400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 15, 2014, there were 16,430,599 of the Registrant’s common shares, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders scheduled to be held on May 28, 2014 to be filed with the Securities and Exchange Commission are incorporated by reference in answer to Part III of this Annual Report on Form 10-K.

BIND Therapeutics, Inc.

FORM 10-K

YEAR ENDED DECEMBER 31, 2013

As used in this report, the terms “we,” “us,” “our,” “BIND”, and the “Company” mean BIND Therapeutics, Inc. and its subsidiaries, unless the context indicates another meaning.

Unless otherwise noted, all dollar amounts in this report are expressed in United States dollars.

PART I

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. The Company makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the SEC. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. The forward-looking statements contained in this Annual Report include, but are not limited to, statements related to: anticipated financial performance; expected liquidity and capitalization; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects; potential of future product releases; our ability to protect our intellectual property from third-party claims; anticipated sales performance; industry trends; market conditions; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings; anticipated expenditures in regard to the Company’s benefit plans; ability to repay our indebtedness; our intentions regarding the use of cash. All forward-looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward looking statements.

Item 1.	Business

Overview

We are a clinical-stage nanomedicine platform company developing Accurins, our novel targeted and programmable therapeutics. Accurins are designed with specified physical and chemical characteristics to target specific cells or tissues and concentrate a therapeutic payload at the site of disease to enhance efficacy while minimizing adverse effects on healthy tissues. Our strategy is to leverage our medicinal nanoengineering platform to develop our own pipeline of Accurins, initially in oncology, as well as Accurins in collaboration with biopharmaceutical companies. Our lead drug candidate, BIND-014, is in Phase 2 clinical trials for non-small cell lung cancer, or NSCLC, and metastatic castrate-resistant prostate cancer, or mCRPC. In 2013, we announced collaborations with Amgen, Pfizer and AstraZeneca to develop Accurins based on therapeutic payloads from their product pipelines.

Our management team has experience in the development, regulatory approval and commercialization of nanotechnology drugs. Currently, the two leading nanotechnology cancer drugs are Doxil, a liposomal doxorubicin, and Abraxane, an albumin nanoparticle paclitaxel. Our chief executive officer was the president and chief operating officer of SEQUUS Pharmaceuticals, Inc., the company that developed and commercialized Doxil. Our head of regulatory affairs served in the same role at Abraxis Bioscience, Inc., the company that developed Abraxane. Our platform originated from the pioneering nanotechnology research at the Massachusetts Institute of Technology and Brigham and Women’s Hospital/Harvard Medical School of our scientific founders and directors Dr. Robert Langer and Dr. Omid Farokhzad. Our scientists and engineers continue to advance this technology to produce the next generation of targeted nanomedicines.

The challenge for all drugs is to maximize the net clinical benefit by increasing the desired therapeutic effect and reducing adverse effects. This is especially difficult in cancer, where the goal is to destroy or inhibit growth of cancer cells without damaging similar healthy cells. The first generation of cancer drugs were cytotoxic chemotherapies, such as Taxotere, which achieved limited selectivity by targeting mechanisms responsible for cell proliferation, a key characteristic of cancer cells. The mechanisms responsible for cell proliferation are also a property of healthy cells, which can lead to significant adverse effects when healthy cells are destroyed. Biopharmaceutical companies have developed more selective drugs, which we refer to as targeted therapies, such as Herceptin and Gleevec by targeting proteins found at higher levels on the surface of cancer cells or by inhibiting dysregulated biochemical pathways inside cancer cells. More recently, drugs such as Kadcyla have increased efficacy by linking toxins and antibodies to deliver targeted cytotoxicity. While these newer drugs were an improvement in targeting cancer cells relative to normal tissue, there continues to be a need to develop drugs with increased net clinical benefit.

We believe Accurins represent the next stage in the evolution of cancer therapy. Accurins are nanoparticles containing a therapeutic payload and are designed to target tumors at three levels: tissue, cellular and molecular. They combine this triple targeting with a prolonged circulation time to concentrate the therapeutic payload at the targeted disease site, where it is then released in a controlled and timely manner. Accurins have the potential to significantly increase the net clinical benefit of the therapeutic payload and result in efficacy and safety not currently achievable through other therapeutic approaches.

Our lead Accurin drug candidate, BIND-014, is a prostate-specific membrane antigen, or PSMA, targeted Accurin that contains docetaxel. PSMA is a clinically-validated tumor marker expressed on prostate cancer cells and the blood vessels of many types of non-prostate solid tumors, including NSCLC. Docetaxel, marketed as Taxotere, is one of the most commonly used cancer chemotherapy drugs. It is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of breast cancer, NSCLC, mCRPC, head and neck cancer, and gastric cancer. Taxotere achieved global sales of approximately $3 billion in 2009, the year prior to its loss of marketing exclusivity in the United States, and generic docetaxel continues to be a mainstay in cancer treatment despite its significant side effects. These side effects include neutropenia, anemia, infection, fluid retention and edema, neuropathy, rash, mucositis, fatigue, muscle weakness, nail loss, hair loss and even death.

We are in Phase 2 clinical trials to evaluate the level of clinical activity of BIND-014 in NSCLC and mCRPC and expect to report data from these studies in the second half of 2014. We have completed a Phase 1 study of BIND-014 to determine the maximum tolerated dose at two different dosing schedules: once every three weeks, or Q3W, and once weekly for three weeks followed by one week of no treatment over a four-week cycle, or Q1W. In our Q3W arm, of the 28 patients who received BIND-014, there have been one complete response in a patient with cervical cancer and three partial responses in patients with NSCLC, mCRPC and ampullary cancer. Seven additional patients had stable disease lasting longer than 12 weeks. In our Q1W arm, of the 27 patients who received BIND-014, there have been two partial responses, one in patients with breast cancer and another in patients with gastro-esophageal cancer. Five additional patients had stable disease lasting longer than 12 weeks. A complete response generally refers to the disappearance of all signs of cancer in response to treatment, while a partial response generally refers to a decrease in the size of the tumor or in the extent of cancer in the body. In our preclinical studies, BIND-014 has demonstrated that its ability to destroy tumor cells is differentiated from, and superior to, Taxotere.

In addition to our internal development programs, we also consider opportunities to collaborate with recognized biopharmaceutical companies to develop Accurins incorporating therapeutic payloads from their proprietary product portfolios. Our collaborations with industry leaders, including announced agreements with Amgen, Pfizer and AstraZeneca, provide us with the opportunity to develop Accurins with a broader range of therapeutic payloads than we could on our own. Our collaboration agreements to date generally require the collaborator to pay all the development costs associated with the Accurin, including those incurred by us. In addition, the upfront and potential milestone payments received under these agreements provide us with additional capital resources to develop our own proprietary pipeline of Accurins.

Product Pipeline and Platform

We intend to use our medicinal nanoengineering platform to develop Accurins in several therapeutic areas, with an initial focus on the treatment of various types of cancer. In addition, we have entered into collaboration agreements with several major biopharmaceutical companies to develop and commercialize Accurins that are based on our collaborators’ proprietary therapeutic payloads. The following table depicts our proprietary and collaboration products in development:

Evolution of Targeted Therapies

The challenge for all drugs is to maximize the net clinical benefit by increasing the desired therapeutic effect and reducing adverse effects. This is especially difficult in cancer, where the goal is to destroy or inhibit growth of cancer cells without damaging similar healthy cells. The first generation of cancer drugs were cytotoxic chemotherapies, such as Taxotere, which achieved selectivity by targeting mechanisms responsible for cell proliferation, a key characteristic of cancer cells. The mechanisms responsible for cell proliferation are also a property of healthy cells, which can lead to significant adverse events when healthy cells are destroyed. Biopharmaceutical companies developed more selective drugs such as Herceptin and Gleevec by targeting proteins found at higher levels on the surface of cancer cells or by inhibiting dysregulated biochemical pathways inside cancer cells.

A further step in the evolution of targeted therapies is antibody drug conjugates, or ADCs. ADCs consist of an antibody or antibody fragment and a chemically linked toxin. ADCs are designed to target antigens that are exclusively or preferentially expressed on the surface of cancer cells. The antibody causes the ADC to bind to the target cancer cells, where the ADC is required to be internalized by the cell in order to break the chemical link and release the toxin to kill the target cell. Because of the targeting, ADCs are expected to produce lower side effects and a greater net clinical benefit as compared to the toxin alone. Examples of ADCs include Adcetris, which is approved to treat relapsed and refractory Hodgkins lymphoma, and Kadcyla, which is approved to treat metastatic breast cancer.

The advent of targeted therapies has represented a major advance in the fight against important diseases including cancer. In some instances targeted therapies have displaced cytotoxic agents in standard cancer regimens and in others targeted therapies are now used in combination with cytotoxics. However, many targeted therapies are subject to the same limitations as cytotoxic agents, and despite the commercial and clinical success of targeted therapies, we believe the industry is increasingly recognizing potential limitations associated with these therapies, including:

•	Many molecularly-targeted therapies are directed toward cellular processes that are essential for cancer cell survival and proliferation, but also play important roles in normal cells. Because targeted drugs distribute throughout the body in much the same way as cytotoxic drugs, their clinical utility is often limited by toxicity.

•	The limited payload capacity of a monoclonal antibody requires that ADCs carry highly toxic payloads, restricting the universe of payloads that can be delivered. Most current ADCs in clinical development or on the market use one of a few highly toxic molecules such as maytansine, calicheamicin or aurastatin.

•	Since ADCs require the internalization of the antibody and the cleavage of the link between the antibody scaffold and the payload, ADCs must be targeted to antigens that are internalized by cancer cells at a rate sufficient to result in an effective intracellular concentration of the toxin.

As a result of these limitations, there continues to be a need to develop targeted therapies with increased net clinical benefit.

The Emergence of Nanomedicine

Recently, there has been a growing interest in the development of therapeutics using nanotechnology. Nanotechnology is the science and engineering of manipulating matter at the nanometer scale—one nanometer is one billionth of a meter. Nanomedicine is the medical application of nanotechnology to develop therapeutics with clinically useful chemical, physical and biological properties. There are several nanomedicine platforms at various stages of development or commercialization, many of which have limitations. Notable platforms include albumin nanoparticles, liposomes and polymeric nanoparticles.

•	Albumin nanoparticles utilize the plasma protein albumin to formulate therapeutic agents. Abraxane is an albumin nanoparticle paclitaxel that does not contain Cremophor, an excipient used in conventional solvent-based formulations of paclitaxel, such as Taxol. Abraxane has been effective at improving the net clinical benefit compared to conventional paclitaxel formulations by eliminating the side effects associated with the Cremophor and enabling higher dosing of paclitaxel. However, Abraxane has not been clinically shown to target any specific cellular target. The albumin nanoparticles separate from the paclitaxel upon administration, which then distributes widely throughout all tissues.

•	Liposomes encapsulate a therapeutic payload within a lipid shell. Liposomes can cross the walls of new or defective blood vessels and accumulate at the site of the disease. For example, Doxil, liposomal doxorubicin, has been approved for the treatment of multiple types of cancer and has been effective at improving the net clinical benefit by reducing cumulative cardiotoxicity and enabling a longer treatment period. Despite the success of Doxil, the widespread adoption of liposomal technologies has been limited by the difficulty in encapsulating different therapeutic payloads within the lipid shell and controlling their release. Liposomes have also proven difficult to manufacture at commercial scale.

•	Polymeric nanoparticles utilize synthetic polymers to attempt to create therapeutics that concentrate at the site of disease while minimizing exposure to healthy tissue, thereby increasing net clinical benefit. Polymeric nanoparticles vary with respect to whether they physically entrap or chemically attach the therapeutic payload to the polymer, the presence or absence of targeting ligands and the type of synthetic polymer used. Accurins are a member of this class of targeted therapies.

We believe nanomedicine holds the promise of combining the targeting specificity of monoclonal antibodies and ADCs with the breadth of applicability of traditional small molecule drugs and other therapeutics, thereby increasing the net clinical benefit for the treatment of cancer and other diseases.

Accurins

We believe Accurins represent the next stage in the evolution of targeted therapies and nanomedicine.

Accurins are polymeric nanoparticles that incorporate a therapeutic payload and are designed to have prolonged circulation within the bloodstream, enable targeting of the diseased tissue or cells, and provide for the controlled and timely release of the therapeutic payload.

Prolonged circulation. We design Accurins with a stealth and protective layer that enables them to circulate within the bloodstream for a prolonged period of time, and accumulate at the diseased site before being cleared from the circulatory system.

Targeting. We design Accurins with specific pharmaceutical properties intended to target tumors at three levels: tissue, cellular and molecular. Tissue targeting is achieved by engineering the physical and chemical properties—size, shape and surface properties—of the Accurin to allow it to escape through gaps in the blood vessels surrounding tumors and other disease sites. Cellular targeting is achieved using proprietary targeting ligands on the surface of the Accurin that binds to specific cell surfaces or tissue markers. The specific characteristics of the therapeutic payload may enable molecular targeting within the diseased cells. The following diagram depicts the mechanisms of tissue targeting and cellular targeting.

Controlled and timely release. We design Accurins with specific polymers that provide for the controlled and timely release of the therapeutic payload. Upon administration, the therapeutic payload begins to diffuse through the polymeric matrix. Subsequently, the polymer breaks down to lactic acid, a compound naturally found in the body. If the therapeutic payload releases before the Accurins accumulate at the disease site, the Accurins will be unable to effectively increase drug concentration in the diseased tissue and the anticipated therapeutic impact will be minimized or lost. Similarly, if the therapeutic payload is not released, or releases too slowly, the anticipated therapeutic impact will be lost or minimized and new toxicities may be created.

By combining prolonged circulation, triple targeting and controlled and timely release of the therapeutic payload, Accurins have the potential to significantly increase the net clinical benefit associated with the therapeutic payload and result in efficacy and safety currently not achievable through other therapeutic modalities.

These diagrams depict an Accurin and its key components:

•   Targeting ligands

•   Stealth and protective layer

•   Controlled-release polymer matrix

•   Therapeutic payload

•   Targeting ligands—To facilitate cellular targeting, we utilize a targeting ligand on the surface of the Accurin that binds to specific cell-surface or tissue markers, enabling the Accurins to preferentially accumulate at their intended site of action. Targeting ligands may include small molecules, peptides, antibodies and antibody fragments.

•   Stealth and protective layer—We have designed a stealth and protective layer for the Accurin using polyethylene glycol, or PEG, which is engineered to protect the Accurin from the body’s immune detection and clearance mechanisms by creating a hydration shell. PEG also provides attachment sites for the targeting ligand through linking chemistries.

•   Controlled-release polymer matrix—We physically entrap the therapeutic payload in a matrix of clinically-validated, biodegradable and biocompatible polymers that mediate the release of the therapeutic payload at the disease site. The matrix is engineered, or programmed, to control the release of the therapeutic payload at a predetermined rate for the specific therapeutic payload and disease application.

•   Therapeutic payload—Our Accurins are designed to utilize a broad range of therapeutic payloads, including small molecules, peptides, proteins and nucleic acids, such as siRNA and mRNA.

In addition, the PEG and polymers used in our Accurins have been used in other medical products that have been approved by the FDA and other regulatory agencies.

Medicinal nanoengineering

We develop Accurins utilizing our medicinal nanoengineering platform. We engineer combinatorial libraries of targeted nanoparticles with systematically varied physical and chemical properties, such as particle size, surface properties, ligand density, therapeutic payload amount and release profile, using a self-assembly nanoparticle fabrication process. We design the Accurin to balance circulation time and payload release rate with effective targeting and binding for a particular cell or tissue target. We believe our platform allows us to advance an Accurin using an existing targeting ligand into preclinical testing in approximately four to six months after identifying a therapeutic payload.

Manufacturing of Accurins

Accurins are manufactured using a readily-scalable, self-assembly nanoemulsion process with well-defined, robust unit operations. This highly specialized and precisely controlled manufacturing process enables us to reproducibly manufacture Accurins across many scales, from gram-scale at the laboratory bench to hundreds of grams for investigational new drug application, or IND, enabling toxicology studies complying with the FDA’s good laboratory practice, or GLP, regulations to the multi-kilogram scale for clinical batches complying with FDA’s current good manufacturing practice, or cGMP, regulations. In addition, our well-controlled, self-assembly manufacturing process is the backbone of our medicinal nanoengineering platform, allowing us to take a combinatorial approach varying key nanoparticle parameters, such as drug load and release profiles, nanoparticle size/distribution and targeting ligand content, to identify Accurins for lead candidate selection. Our approach differs from common approaches to the preparation of nanoparticles that often employ multiple steps for drug incorporation and, separately, for the attachment of ligands to preformed nanoparticles, which create several challenges for reproducibility, yield and scalability. We have two U.S. issued patents and four U.S. patent applications relating to Accurin manufacturing processes.

We believe the design and manufacture of our Accurins allows us to create a targeted nanomedicine that achieves concentrations of therapeutic payload at disease sites unachievable through alternative therapeutic modalities to maximize therapeutic benefits.

Therapeutic Payloads

We have engineered Accurins that incorporate therapeutic payloads with a range of physicochemical properties. We have demonstrated in preclinical studies that these Accurins can improve tumor growth suppression, achieve higher concentrations of the payload in tumors compared to the payload administered in conventional form, and have pharmacokinetics and tolerability differentiated from their therapeutic payloads.

For example, we have incorporated the microtubule inhibitor vincristine into Accurins and observed differentiated pharmacokinetics and improved net clinical benefit compared to a conventional vincristine solution. In normal rats, the plasma concentration was more than 100 times higher in animals receiving vincristine Accurins compared to conventional vincristine. In cynomolgus monkeys, vincristine Accurins were well tolerated with minimal side effects at a vincristine dose that caused moribundity when administered in conventional form. In a mouse tumor model of human breast cancer, we observed an approximately 10-fold increase in tumor vincristine concentration and an approximately 2-fold increase in the maximum tolerated dose compared to conventional vincristine. At its maximum tolerated dose, a single dose of vincristine Accurins resulted in complete inhibition of tumor growth for the duration of the experiment, approximately 50 days after treatment, while conventional vincristine administered at its maximum tolerated dose inhibited tumor growth for approximately two weeks.

Similarly, we have incorporated the proteasome inhibitor bortezomib into Accurins and observed differentiated pharmacokinetics and improved net clinical benefit compared to a conventional bortezomib solution. In normal rats, the plasma concentrations were generally more than 100 times higher in animals receiving bortezomib Accurins compared to conventional bortezomib. In a mouse tumor model of human lung cancer, we observed up to an approximately 10-fold increase in tumor bortezomib concentration compared to conventional bortezomib. At equal doses in this model, bortezomib Accurins suppressed the tumor growth rate, while conventional bortezomib had no effect on tumor growth rate.

In addition, as part of our research and development work with collaborators, we have incorporated multiple kinase inhibitors into Accurins and observed differentiated pharmacokinetics and improved net clinical benefit in preclinical models compared to the parent forms of the therapeutic payloads. In normal rats, the plasma concentrations were more than 100 times higher in animals receiving Accurins compared to the payloads. In rodent models, these Accurins were well tolerated with reduced side effects. In rodent tumor models of human cancers, we observed up to 10-fold increases in tumor concentrations for the Accurin over the parent payloads and significantly prolonged activity. The Accurins resulted in complete inhibition of tumor growth at the termination point of the studies through the preferential targeting of payload to tumors and avoidance/reduction of toxicity in off-target healthy cells.

BIND-014

Our lead drug candidate, BIND-014, is an Accurin that targets PSMA and contains docetaxel. PSMA is a clinically-validated tumor antigen expressed on prostate cancer cells and the vasculature of most non-prostate solid tumors. Docetaxel is a clinically-validated and widely used cytotoxic agent that is FDA-approved for the treatment of breast cancer, NSCLC, mCRPC, head and neck cancer, and gastric cancer. We are in two Phase 2 clinical trials to evaluate the level of clinical activity of BIND-014, one in NSCLC and one in mCRPC.

PSMA Targeting

PSMA is a transmembrane glycoprotein also known as glutamate carboxypeptidase II (GCPII) and N-acetyl-L-aspartyl-L-glutamate peptidase I (NAALADase I). Published preclinical and clinical data have shown PSMA to be preferentially expressed on prostate cancer cells and vasculature of non-prostate solid tumors as demonstrated in the table below. PSMA has not been found in normal vasculature, which makes it an attractive target for the treatment of solid tumors.

	Patients expressing PSMA				Number of U.S. patients
Tumor	Tumor Cells		Tumor Vasculature		Incidence	Mortality
Prostate	184/184	(100%)	2/12	(17%)	238,590	29,720
Breast	0/6	(0%)	5/6	(83%)	232,340	39,620
Colorectal	0/130	(0%)	110/130	(85%)	142,820	50,830
Renal cell	0/75	(0%)	67/75	(89%)	65,150	13,680
Bladder	8/167	(5%)	166/167	(99%)	72,570	15,210
Gastric	0/119	(0%)	79/119	(66%)	21,600	10,990
Neuroendocrine	0/5	(0%)	5/5	(100%)	1,000	420
Melanoma	0/5	(0%)	5/5	(100%)	76,690	9,480
Pancreatic duct	0/4	(0%)	4/4	(100%)	45,220	38,460
NSCLC	0/5	(0%)	5/5	(100%)	193,961	135,558
Soft tissue sarcoma	0/6	(0%)	5/6	(83%)	11,410	4,390

PSMA is a clinically-validated target in prostate cancer and is the target of an FDA-approved imaging agent, ProstaScint, and ADCs currently in clinical development. We plan to characterize PSMA expression levels in the tumors of patients enrolled in our Phase 2 clinical trials to evaluate the correlation between expression and efficacy as a potential basis for patient selection or a companion diagnostic.

Docetaxel

Docetaxel, marketed as Taxotere, is one of the most commonly used cancer chemotherapy drugs and was first approved by the FDA in 1996. It is approved for the treatment of breast cancer, NSCLC, mCRPC, head and neck cancer, and gastric cancer. Taxotere achieved global sales of approximately $3 billion in 2009, the year prior to its loss of marketing exclusivity in the United States, and generic docetaxel continues to be a mainstay in the oncology practice.

Docetaxel, the therapeutic payload in BIND-014, is more effective in some cancers versus others. For example, in metastatic breast cancer, single-agent docetaxel has a 30-60% response rate and six month progression-free survival. On the other hand, in second-line NSCLC, where it is one of the most commonly used chemotherapy agents, the response rate is only 5-9% with a progression-free survival of three months. The following table indicates the single-agent efficacy of docetaxel in various solid tumors based on several published clinical studies.

Indication	Response Rate (%)(1)	Progression-Free Survival (Months)
NSCLC (2nd Line)	5-9%	3
mCRPC	45-65%	6-8
Breast (1st Line Metastatic)	30-60%	6
Bladder (2nd Line)	13%	5
Cervix (2nd Line)	0-21%	2-3
Ovary (2nd Line)	20-25%	5
Biliary (1st-2nd Line)	0-20%	4-6
Gastric (2nd Line)	14%	2.6
Head and Neck (2nd Line)	27-43%	5-6.5

(1)	Response rate is a reduction in tumor volume or, with respect to mCRPC, prostate-specific antigen, or PSA, levels.

Docetaxel is associated with significant toxicities and side effects. These include neutropenia, anemia, infection, fluid retention and edema, neuropathy, rash, mucositis, fatigue, muscle weakness, nail loss, and hair loss. Market research suggests that many cancer patients, especially lung and prostate, who are elderly or have poor performance that are potentially eligible for docetaxel do not receive it because of concerns related to its toxicity.

BIND-014 Market Opportunity

Our initial development plan seeks to advance BIND-014 in both NSCLC and mCRPC. Both indications offer the opportunity to develop an improved standard of care as well as a substantive commercial opportunity. We will also evaluate the development of BIND-014 in other oncology indications, including breast cancer, which we estimate accounted for approximately 30% of the approximately four million docetaxel cycles administered in the United States in 2012, as well as in combination with other cancer therapies.

NSCLC

NSCLC remains an area of high unmet medical need. According to the National Cancer Institute, NSCLC is the number one cause of cancer related death in the United States, with annual mortality estimated to be approximately 136,000. Despite the numerous available therapies, the prognosis remains poor, with overall five-year survival for all patients diagnosed with NSCLC as low as 17%.

Current pharmacotherapy focuses on patients with locally advanced or metastatic NSCLC. Of the approximately 160,000 patients diagnosed with NSCLC in the United States each year, according to the National Cancer Institute’s SEER Cancer Database approximately 130,000 patients fall within the locally advanced or metastatic group and are thus eligible for therapeutic treatment.

The treatment paradigm for NSCLC focuses on increasing overall survival and other therapeutic benefits, and includes various molecularly-targeted therapies as well as a foundation of chemotherapy. The most common mutation found in patients with NSCLC occurs in the KRAS gene, for which there are currently no approved targeted therapies. Another mutation in NSCLC patients occurs in epidermal growth factor receptor, or EGFR. Patients who are found to have EGFR mutations are also treated with molecularly-targeted therapies including erlotinib and gefitinib. In addition, a small subset of patients has a mutation in anaplastic lymphoma kinase gene, or ALK, and is similarly treated with molecularly-targeted therapies such as crizotinib as well as standard chemotherapy. While such treatments represent a significant medical advance, treatment commonly results in escape mutations, or the selecting out of cancer cells that are resistant to treatment, resulting in patients becoming refractory to therapy.

Despite the introduction of molecularly-targeted therapies, chemotherapy remains the mainstay of NSCLC therapy. Current first-line therapy for advanced and metastatic NSCLC consists of platinum-based chemotherapy such as cisplatin or carboplatin. Second-line chemotherapy for NSCLC has included docetaxel, as well as other chemotherapy agents such as gemcitabine and vinorelbine. We estimate, based on our market research, that approximately 85,000 patients with advanced NSCLC receive taxanes annually, with approximately 35% of these patients receiving docetaxel.

Even with widespread use in the second-line treatment for NSCLC, docetaxel suffers from very poor efficacy in this cohort of patients. Response rates range from 5-9%, with a median survival benefit of 2.9 months versus best supportive care. By concentrating docetaxel at the tumor site, we believe that BIND-014 will be able to achieve superior efficacy to docetaxel in this setting, without worsening the resultant side effect profile.

mCRPC

Prostate cancer is one of the most prevalent male cancers in the United States, with more than 2.6 million men in 2010 having the disease. In contrast to NSCLC, patients with prostate cancer often have a good prognosis, with a five-year survival rate of approximately 100% for those that have local disease.

Pharmacotherapy is reserved for those patients that have a recurrence of their disease following initial radiation or surgery and the minority of patients that present with metastatic disease. The mainstay of current treatment for these patients is hormone therapy, with front-line treatment accounted for by gonadatropin releasing hormone, or GnRH, agonists such as goserilin. By starving the prostate of sex hormones, GnRH agonists achieve chemical castration, thus removing a vital stimulus for tumor growth. However, based on published data, we estimate that 30,000 patients per year become resistant to such treatment and are deemed to have CRPC. Most of these patients progress to mCRPC.

Prior to 2004, all treatments for mCRPC were considered palliative and not shown to prolong survival. However, a number of agents, including docetaxel, have now been shown to prolong survival. Docetaxel currently forms the foundation chemotherapeutic treatment for the approximately 20,000 mCRPC patients that receive chemotherapy. Docetaxel has a relatively high PSA response rate in mCRPC, of the order 45-48%, and leads to a median survival benefit of 2.4 months versus mitoxantrone, another chemotherapy agent. It is, however, limited by substantial side effects, and as a result of the significant co-morbidities associated with the elderly mCRPC population, is often not prescribed to or tolerated by these patients.

According to a Swedish population-based study published in the 2013, between May 2009 and December 2010 61% of men less than 70 years of age received chemotherapy while only 30% of men aged 70-79 and 5% of men over the age of 80 received chemotherapy despite being eligible for chemotherapy treatment. We estimate further, based on market research and payer utilization data, that approximately 20% of docetaxel cycles are administered for mCRPC. For patients that relapse following docetaxel, cabazitaxel is often used as the second-line chemotherapeutic agent. In 2012, in its third year of launch, worldwide cabazitaxel sales were €235 million.

More recently, the advent of newer drugs acting on the hormonal cascade has provided patients with an added treatment option. Second-line hormonal agents include abiraterone and enzelutamide. While the main use of such treatments remains in the post-chemotherapy setting, it is anticipated that they will find increased use earlier in the treatment paradigm in both the pre-chemotherapy mCRPC setting and potentially the non-metastatic CRPC setting. Given the sequential nature of prostate cancer treatment, we do not anticipate such advances to substantially impact the usage of chemotherapy.

In the context of mCRPC, we believe BIND-014’s potential to increase the net clinical benefit of docetaxel could result in an Accurin at least as potent as docetaxel but with a differentiated side effect profile. Given docetaxel’s propensity for severe adverse events, we believe a more tolerable alternative to docetaxel could not only win market share but also potentially expand this large market opportunity by addressing patients currently too sick to receive docetaxel.

BIND-014 Development

We have completed preclinical and initial clinical development of BIND-014. The performance of BIND-014 in preclinical studies suggests that BIND-014 is highly differentiated from, and superior to, Taxotere. We have also completed a Phase 1 clinical trial evaluating two dosing schedules: once every three weeks, or Q3W, and once weekly for three weeks followed by one week of no treatment over a four-week cycle, or Q1W. In the Q3W dosing portion of the study in which 28 patients were treated, one patient had a complete response and three patients showed partial responses. Seven additional patients had stable disease lasting longer than 12 weeks. In the Q1W dosing portion of the study in which 27 patients were treated, two patients showed partial responses. Five additional patients had stable disease lasting longer than 12 weeks. We believe that these initial efficacy results reflect the differentiated pharmacology compared to docetaxel observed in preclinical and clinical studies. We have initiated Phase 2 development of BIND-014 in NSCLC and mCRPC on the Q3W dosing schedule and we plan to add the Q1W schedule to the NSCLC trial once enrollment on Q3W schedule is complete. We are also considering additional clinical studies to evaluate BIND-014 in other tumor types.

Phase 2 and Clinical Development Plan

Our overall objective for BIND-014 is to establish it as a safe and effective new cancer therapy with superior efficacy to docetaxel in tumor types where Taxotere is already approved. As a result, we initiated two Phase 2 trials of BIND-014 at the Q3W dosing schedule in the second quarter of 2013:

•	40 patient open label, single arm, multi-center trial designed to determine the efficacy of BIND-014 as measured by objective response rate in patients with late stage NSCLC who have failed one prior platinum-containing chemotherapy regimen for advanced or metastatic disease; and

•	40 patient open label, single arm, multi-center trial designed to determine the efficacy of BIND-014 as measured by progression-free survival in patients with mCRPC who are chemotherapy naïve.

As of February 28, 2014, we had completed enrollment in the Phase 2 mCRPC trial on the Q3W schedule and had enrolled 32 patients in the NSCLC trial. We also amended the protocol for the Phase 2 NSCLC trial in November 2013 to add an additional 40 patients on the Q1W dosing schedule once enrollment at the Q3W schedule is completed. If we obtain favorable results in these Phase 2 studies, we plan to initiate pivotal trials of BIND-014 in 2015 in both mCRPC and second-line NSCLC. We anticipate these will be head-to-head randomized Phase 3 trials of BIND-014 compared to docetaxel in these indications and will be designed to demonstrate the superiority of BIND-014.

Phase 1 Clinical Development

We have completed a Phase 1 clinical trial evaluating BIND-014 in patients with advanced and metastatic solid tumors at Q3W and Q1W dosing schedules.

The study was designed to enroll individual cohorts of one to three patients at a starting dose and, if no dose limiting toxicities, or DLTs, were observed, the dose was increased to the next pre-specified dose level for the next cohort of patients until a maximum tolerated dose was identified. As long as there was no disease progression, patients were allowed to stay on drug; however, since the starting dose was typically sub-therapeutic we expected patients’ tumors in the early cohorts to continue to grow.

Q3W Schedule Results

In the Q3W portion of the study, we evaluated dose levels ranging from 3.5 mg/m2 to 75 mg/m2. The Q3W portion of the study enrolled 30 patients with a variety of advanced malignancies. Of those 30, 28 patients were evaluable for toxicities at six different dose levels. The other two patients had disease progression before their first dose of BIND-014. All of the patients in the study previously failed standard therapies for their disease. The study included patients with NSCLC, head and neck cancer, mCRPC and a variety of gastrointestinal and other malignancies.

In the Q3W portion of the study, BIND-014 was well tolerated with predictable and manageable toxicities and we did not observe any new or unexpected toxicity with BIND-014. Twenty seven patients experienced a treatment-related adverse event, with one such event resulting in death. Three patients discontinued treatment as a result of treatment-related adverse events. The most common adverse event was neutropenia, or a low number of white blood cells, which occurred in 13 patients. The one treatment-related death in the trial was an elderly patient with advanced biliary cancer and a biliary stent who was treated with BIND-014 at 75 mg/m2 dosing and developed sepsis as a consequence of neutropenia, which has previously been observed in clinical studies of patients receiving docetaxel. Other treatment-related adverse events included fatigue, diarrhea, anemia, hair loss, infusion related reaction, dehydration, nausea and vomiting. These treatment-related adverse events and their frequency are generally consistent with the treatment-related adverse events associated with docetaxel as well as many other cancer drugs. In light of the similarity with other FDA-approved cancer therapeutics, we believe our Phase 1 results to date suggest an acceptable safety profile at this stage of development. We determined the maximum tolerated dose to be 60 mg/m2 given as a 60 minute infusion Q3W based on the observed toxicity profile.

Neutropenia is frequently associated with docetaxel therapy as well as many other chemotherapy drugs, and is an expected toxicity of BIND-014. Docetaxel is typically dosed clinically at 75 mg/m2 and often administered in conjunction with growth factor support to abrogate neutropenia. We believe the neutropenia we have observed with BIND-014 is a result of systemic exposure to released docetaxel.

The pharmacokinetic profile of the Q3W dose group translated well from preclinical studies and showed a linear relationship of dose level to blood concentration. As expected from the preclinical data, the pharmacokinetic profile of BIND-014 observed in this study is differentiated from that of published pharmacokinetic data for conventional docetaxel. The plots below depict the docetaxel plasma concentrations of BIND-014 administration at various dose levels, and compare the BIND-014 plasma concentration profile at one dose to historical data for the same dose of conventional docetaxel.

Baker, et al., Clin Cancer Res, vol. 10, p1976, 2004

The Phase 1 study is also evaluating preliminary anti-tumor activity. Anti-tumor activity was assessed every other dose cycle using the criteria established by Response Evaluation Criteria in Solid Tumors (RECIST) or, with respect to mCRPC, by evaluating PSA levels. RECIST is a set of published rules that define when cancer patients improve, stay the same or worsen during treatments. Of the 28 patients treated at Q3W dosing, to date there has been one complete response in a patient with cervical cancer and three partial responses in patients with NSCLC, mCRPC and ampullary cancer. These responders received either 60mg/m2 (NSCLC and prostate cancer) or 75 mg/m2 (ampullary and cervical cancer). The two responders at 75mg/m2 were subsequently dosed reduced to 60 mg/m2 and continued to experience benefit. In addition, seven of the 28 evaluable patients had stable disease lasting 4 cycles, or longer, with the following cancers: NSCLC, colon, tonsillar, anal, mCRPC, pancreatic and gall bladder. None of the responders had prior taxane exposure. A complete response under RECIST means the disappearance of all tumor lesions. A partial response under RECIST means that there has been at least a 30% decrease in the sum of the diameters of measured tumor lesions, taking as reference the baseline sum diameters, and that there has been no growth of new or non-measurable tumor lesions. Stable disease under RECIST means that there has been less than a 30% decrease and no more than a 20% increase in the sum of the diameters of measured tumor lesions, taking as reference the smallest sum of measured tumor lesions since treatment started, and that there has been no growth of new target or non-measurable tumors. A partial response for mCRPC patients means a decrease in the extent of cancer in the body as measured by PSA levels.

Q1W Schedule Results

In the Q1W portion of the study, BIND-014 was evaluated on a weekly schedule in which it was administered on days 1, 8, and 15 of a 28-day cycle. During the Q1W portion of the study, we evaluated dose levels ranging from 15 mg/m2 to 45 mg/m2. The Q1W portion of the study enrolled 28 patients with a variety of advanced malignancies. Of the 28 enrolled into the study, 27 patients were evaluable for toxicities over six different dose levels. One was patient was enrolled and not treated with BIND-014 due to rapid disease progression prior their first scheduled dose of BIND-014. All of the patients enrolled into the study previously failed standard therapies for their disease. The study included patients with NSCLC, breast cancer, gastric cancer, a variety of hepatobiliary cancers and uterine cancers in addition to other advanced malignancies.

At the Q1W schedule, BIND-014 was well tolerated with predictable and manageable toxicities, and we did not observe any new or unexpected toxicity with BIND-014 compared to other taxane-related therapies or the Q3W schedule. One patient experienced a treatment-related serious adverse event (atrial fibrillation) requiring hospitalization for monitoring. The patient’s condition eventually resolved and the patient was discontinued from the study. The most common treatment-related adverse event was fatigue. Other treatment-related adverse events included neutropenia, alopecia, anemia, diarrhea, dry mouth, leukopenia, mucositis and nausea. All observed toxicities were docetaxel-associated, and several common docetaxel toxicities were mild or absent including nail changes, sensory neuropathy, epistaxis and hyperlacrimation. These treatment-related adverse events and their frequency are generally consistent with the treatment-related adverse events associated with docetaxel as well as many other cancer drugs. In light of the similarity with other FDA-approved cancer therapeutics, we believe our Phase 1 results to date suggest an acceptable safety profile at this stage of development. We determined the maximum tolerated dose to be 40 mg/m2 given as a 60 minute infusion on the Q1W schedule based on the observed toxicity profile.

The Phase 1 study is also evaluating preliminary anti-tumor activity. Of the 27 patients treated on the weekly dosing schedule, there have been partial responses in two patients, one patient with breast cancer and another patient with cancer of gastroesophageal junction. These responders received BIND-014 at a weekly dose of 30 mg/m2. In addition, five of the 27 evaluable patients had stable disease lasting four cycles or longer. These patients were diagnosed with NSCLC, cholangiocarcinoma, ampulla of Vater, pancreatic and neuroendocrine cancers. Three of the seven patients that had either partial response or stable disease lasting four cycles or longer from BIND-014 had previous taxane exposure (patients with NSCLC, ampulla of Vater and pancreatic cancers).

Preclinical Development

Prior to entering clinical development, we completed preclinical studies in mice, rats and nonhuman primates to evaluate the accumulation of BIND-014 at the targeted disease site, the effects of prolonged circulation of BIND-014 and the impact of BIND-014 on tumor size and growth. The performance of BIND-014 in these preclinical studies suggests that BIND-014 is highly differentiated from, and superior to, Taxotere.

We compared the pharmacokinetics of BIND-014 and Taxotere in cynomolgus monkeys. In the study, equal doses of BIND-014 or Taxotere were administered to animals and blood samples collected at various times over a 70-hour period were analyzed to measure the total docetaxel concentration. The docetaxel concentration was approximately 10 to 100 times higher with BIND-014 than Taxotere for the entire duration of the experiment. These data suggest that BIND-014 prolongs the retention of docetaxel in the circulation, making it available to disseminate into tumor sites. Similar findings have been obtained in other animal species, including mice and rats. The following graph depicts the levels of docetaxel concentration in studied cynomolgus monkeys over the 70-hour study period administered at the same dose. The first measurement of docetaxel shown below is lower due to the rapid diffusion upon administration.

We also studied the levels of accumulation of docetaxel in a mouse model of human prostate cancer when treated with BIND-014 or Taxotere. Prostate tumor-derived cells were implanted in mice and allowed to form tumors. The mice were then treated with equal doses of either BIND-014 or Taxotere. Tumors were harvested at two and 12 hours after docetaxel administration and analyzed for total docetaxel concentration. After two hours, the docetaxel concentration in tumors was higher in animals that received BIND-014, but not statistically different from docetaxel. After 12 hours, the docetaxel concentration was more than seven times higher in the animals treated with BIND-014 (p<0.01). Between two and 12 hours, the concentration of docetaxel in tumors increased in animals treated with BIND-014, but decreased in the animals treated with Taxotere. The following graph depicts the results of this study.

We believe that the increase in the concentration of docetaxel in tumors in mice treated with BIND-014 is due to the combined effects of prolonged circulation time of BIND-014, extravasation of BIND-014 into tumors through defects in the tumor blood vessels, binding of the particles to PSMA and controlled release of docetaxel.

We also compared the efficacy of BIND-014, a version of BIND-014 without targeting ligand, which we refer to as PTNP, and docetaxel in mouse models using the LNCaP human prostate cancer cell line and the MX-1 human breast cancer cell line. Tumor cells were implanted in mice and allowed to form tumors. Different groups of mice were then treated every four days with equal doses of either BIND-014, PTNP, docetaxel, or a solution containing no docetaxel, which we refer to as vehicle. In the prostate cancer model, mice received four doses over 16 days. In the breast cancer model, three doses were administered over 12 days. The size of the tumors were periodically measured to determine the effect of treatment on the rate of tumor growth or shrinkage. In both tumor models, while Taxotere slowed down the rate of tumor growth compared to vehicle, the tumors still increased in size, particularly after treatment was discontinued. BIND-014 treatment resulted in significantly increased shrinkage of the tumors when compared to docetaxel, which persisted even after treatment was stopped (p<0.05 in prostate cancer model, p<0.01 in the breast cancer model). BIND-014 was also significantly more effective than PTNP in the prostate cancer model, which expresses PSMA (p<0.05). BIND-014 and PTNP docetaxel nanoparticles were equally effective in the breast tumor model, which does not express PSMA. We attribute the improved efficacy of BIND-014 to the increased docetaxel concentration in tumors resulting from accumulation of BIND-014 particles via tissue and cell targeting. The following graphs provide the results of the prostate and breast cancer tumor studies.

BIND-014 Regulatory Pathway

We expect to use the FDA’s 505(b)(2) regulatory pathway as well as the European Medicines Agency’s, or EMA’s, hybrid application pathway, which would allow an abbreviated pathway to approval for BIND-014. Section 505(b)(2) of the Federal Food Drug & Cosmetic Act, or FDCA, enables an applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of its new drug application, or NDA. Section 505(b)(2) NDAs often provide an alternate regulatory pathway to FDA approval for new or improved formulations or new uses of previously approved products. Docetaxel is not chemically modified but physically encapsulated in our Accurin, and preliminary discussions with the FDA suggest that BIND-014 qualifies for the 505(b)(2) pathway. This pathway would allow us to reference both preclinical and clinical information that was part of the original registration filing on the active drug, Taxotere, and would allow for potential approval based on a single pivotal trial designed with the same endpoints as the reference compound. However, unlike most 505(b)(2) pathway approaches, we will be powering our pivotal trials with the goal of demonstrating superiority over docetaxel. In this way, the 505(b)(2) pathway offers us the opportunity to obtain FDA approval for BIND-014, and other Accurins based on already approved drugs, at a lower cost and in a shorter period of time than is typically possible for new chemical entities.

Collaborations

In addition to our internal development programs, we also consider opportunities to collaborate with recognized biopharmaceutical companies to develop Accurins incorporating therapeutic payloads from their proprietary product portfolios. We have established a number of collaborations with biopharmaceutical companies, including announced agreements with Amgen, Inc., Pfizer, Inc. and AstraZeneca AB to develop Accurins based on their therapeutic payloads. These collaborations include five of the top ten oncology targets as measured by the number of programs in the biopharmaceutical industry targeting these mechanisms. These collaborations provide us with the opportunity to expand our platform by developing Accurins with a broader range of therapeutic payloads than we could on our own. Our collaboration agreements generally require the collaborator to pay all the development costs associated with the Accurin, including those incurred by us. In addition, the upfront and potential milestone payments received under these agreements provide us with additional capital resources to develop our own proprietary pipeline of Accurins.

We generally consider each of the following criteria when evaluating a potential collaborator and its proposed therapeutic payload:

•	The physical and chemical properties of the proposed therapeutic payload are well suited for encapsulation and release in an Accurin;

•	The therapeutic payload has high therapeutic potential for addressing an important unmet medical need;

•	The therapeutic payload is highly validated in its original, untargeted form;

•	The collaborator possesses substantial resources and capabilities for contributing to the development and commercialization of our collaboration product;

•	The collaborator places strategic importance on our collaboration product in their portfolio;

•	The collaborator is committed to our project as demonstrated by the sponsorship of their executive management; and

•	The collaborator values our relationship and ongoing input in the development of the collaboration product.

Amgen

In January 2013, we entered into a license agreement with Amgen, Inc., which was amended in December 2013. Pursuant to the agreement, we granted to Amgen an option to obtain an exclusive worldwide license to develop, manufacture and commercialize an Accurin incorporating a specified Amgen kinase inhibitor for all uses except for some vaccine applications. In December 2013, the Company and Amgen amended the license agreement to extend the period during which Amgen may exercise its option by six months, to July 2014. Amgen may exercise its option by paying to the Company a specified option exercise fee. If Amgen fails to exercise its option within such time period, then we have the right to exercise an exclusive option to obtain a license from Amgen to develop, manufacture and commercialize Accurins containing the Amgen kinase inhibitor on terms to be mutually agreed.

We and Amgen are each responsible for using commercially reasonable efforts to develop licensed products under a development plan. If Amgen exercises its option, it will be solely responsible for all further development and commercialization activities, and must use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize at least one licensed product. We are responsible for manufacturing licensed compounds for use in preclinical studies, and we will collaborate with Amgen in developing and implementing a strategy for subsequent manufacturing. Until Amgen’s option expires, we may not develop any nanotherapeutic against the same target as Amgen’s drug candidate; however, if Amgen exercises its option, it must pay us an annual fee to maintain this target exclusivity. This annual fee will total $54.0 million over a ten-year period following exercise of the option by Amgen, if at all, subject to Amgen’s annual election to maintain exclusivity, and will continue to be payable so long as Amgen continues such election. If Amgen defers its initial election for extended exclusivity until after the expiration of the option period, Amgen will be obligated to pay 200% of each such annual amount.

Under our agreement with Amgen, we received an upfront payment of $5.0 million and have the potential to receive contingent payments for up to two indications totaling up to $111.5 million in the aggregate upon exercise of the option and achievement by Amgen of specified development and regulatory events with respect to such indications, plus additional contingent payments totaling up to $188 million in the aggregate upon the achievement by Amgen of specified commercial events with respect to such indications. If Amgen exercises its option, Amgen will reimburse us for all external expenses we incur relating to the agreement after such exercise. We will also receive tiered royalties in the mid-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed products. We will receive royalties on a country-by-country and licensed product-by-licensed product basis generally until the expiration of the Amgen patents covering such licensed product. Amgen is also obligated to pay certain development costs.

The agreement will remain in effect, on a country-by-country and licensed product-by-licensed product basis, until Amgen’s obligation to pay us royalties ends. If the agreement expires with respect to a licensed product in a country, any licenses granted by us to Amgen will become perpetual, irrevocable and fully paid up with respect to such licensed product in such country. Either Amgen or we may terminate the agreement for the other party’s uncured material breach or insolvency, Amgen may terminate the agreement for convenience upon one year’s prior notice, and we may terminate the agreement if Amgen challenges any of our intellectual property relating to the agreement.

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

We and Pfizer are each responsible for using commercially reasonable efforts to develop licensed products under a development plan. Pfizer is required to pay for all of our development costs. If Pfizer exercises any option, it will be solely responsible for all further development and commercialization activities with respect to the licensed products covered by the option, and is also solely responsible for obtaining all regulatory approvals for the applicable licensed products and conducting all communications with regulatory authorities. Pfizer must use commercially reasonable efforts to develop and seek regulatory approval for at least one licensed product in at least one indication in at least one major market country, and to commercialize each licensed product in each major market country where Pfizer receives regulatory approval. If Pfizer exercises its option with respect to any compound family, we may not develop or commercialize, or license a third party to develop or commercialize, any nanotherapeutic incorporating any compound in such compound family.

We are responsible for manufacturing licensed products through early clinical trials. Thereafter, we will negotiate with Pfizer the manufacture of licensed products by us for further development and commercialization, but under some circumstances, Pfizer assumes responsibility for all further manufacturing of licensed products.

Under the agreement, we received an upfront payment of $4.0 million and have the potential to receive contingent payments totaling up to $89.5 million in the aggregate under each option upon exercise of the option and achievement by Pfizer of specified development and regulatory events, plus additional contingent payments totaling up to $110 million in the aggregate under each option upon achievement by Pfizer of specified commercial events. We will also receive royalties in the low-single digit to the high-single digit percentages of aggregate worldwide net sales of each licensed product. We receive royalties on a country-by-country and licensed product-by-licensed product basis until the later of the expiration of the Pfizer patents covering such licensed product or twelve years after the first commercial sale of such licensed product in such country.

The agreement will remain in effect, on a country-by-country and licensed product-by-licensed product basis, until Pfizer’s obligation to pay us royalties ends, unless Pfizer fails to exercise either option before both options expire or Pfizer fails to timely pay any option exercise fee, in which case the agreement will terminate immediately. Either Pfizer or we may terminate the agreement for the other party’s uncured material breach or insolvency, and Pfizer may terminate the agreement for convenience upon 60 days’ prior notice.

AstraZeneca

In April 2013, we entered into a license agreement with AstraZeneca, pursuant to which we granted to AstraZeneca a worldwide license to research, develop, manufacture and commercialize Accurins based on Barasertib (AZD1152), a potent selective inhibitor of the Aurora B kinase, for any therapeutic use in humans or animals. This license is exclusive with respect to our intellectual property rights that arise under this agreement or the feasibility study that preceded it, and non-exclusive with respect to all of our other intellectual property rights.

We and AstraZeneca are each responsible for using commercially reasonable efforts to develop licensed products under a development plan that extends a previously completed feasibility study we conducted for AstraZeneca. AstraZeneca is required to pay for all of our development costs. AstraZeneca is also solely responsible for, and must use commercially reasonable efforts in, obtaining all regulatory approvals for licensed products. We are responsible for manufacturing licensed product for use in preclinical and some clinical trials. AstraZeneca is responsible for manufacturing other supplies of licensed products. For a specified number of years after entering into this agreement, we may not develop or commercialize a compound against the same target as AstraZeneca’s Aurora B kinase inhibitor, Barasertib (AZD1152).

Under the agreement, we received an upfront payment of $4.0 million and have the potential to receive contingent payments totaling up to $193 million in the aggregate upon achievement by AstraZeneca of specified clinical, regulatory and commercial events. We will also receive tiered royalties in the low-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed product. We will receive royalties on a country-by-country and licensed product-by-licensed product basis generally until the AstraZeneca patents and any regulatory exclusivity relating to such licensed product expire.

The agreement will remain in effect, on a country-by-country and licensed product-by-licensed product basis, until AstraZeneca’s obligation to pay us royalties ends. Either AstraZeneca or we may terminate the agreement for the other party’s uncured material breach or insolvency, AstraZeneca may terminate the agreement for convenience upon three or six months’ prior notice, depending on the development stage at which such notice is given, or if we undergo a change of control and AstraZeneca does not receive adequate assurances that our acquirer will commit sufficient resources to our development obligations, and we may terminate the agreement if AstraZeneca challenges any of the patents licensed by us to AstraZeneca under the agreement.

Manufacturing

We have a pilot manufacturing facility at our Cambridge location where we conduct process development, scale-up activities and assemble the manufacturing equipment in a non-GMP environment. We do not own or operate GMP manufacturing facilities for the production of any of our drug candidates, and we do not have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, therapeutic payload and finished product for our preclinical research and clinical trials. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationship for the manufacture of commercial supplies of any of our drug candidates if they are approved. If any of our products are approved by any regulatory agency, we intend to enter into agreements with a third-party contract manufacturer and one or more backup manufacturers for the commercial production of those products. Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval. We currently employ internal resources to manage our manufacturing contractors.

Intellectual Property

Patents and Proprietary Rights

We actively seek to protect our medicinal nanoengineering platform technology, which we consider important to our business, including by pursuing patents relating to our products and compositions, their methods of use and the processes for their manufacture, as well as any other relevant inventions and improvements that are commercially important to the development of our business and are eligible for patent protection. We attempt a layered approach by seeking multiple different patents or patent applications on different aspects of Accurins. We also rely on trade secrets that may be important to the development of our business.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for the technology, inventions and improvements we consider important to our business; defend our patents; preserve the confidentiality of our trade secrets; and operate without infringing the patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

Medicinal Nanoengineering Platform Patent Portfolio

As of December 31, 2013, we owned twenty issued U.S. patents, one patent issued in Europe, as well as 41 pending U.S. provisional and non-provisional patent applications that relate to our medicinal nanoengineering platform, as well as pending foreign counterparts to many of these patents and patent applications. As of December 31, 2013, we had licenses to seven U.S. patents and six pending patent applications, as well as several pending foreign counterparts to many of these patents and patent applications that also relate to our medicinal nanoengineering platform. Of these licensed patents and patent applications, we license the majority on an exclusive basis, with the rest licensed non-exclusively to us. The exclusive licenses are, in some cases, limited to certain technical fields, for example for medical and diagnostic purposes. Our owned and licensed patents and patent applications relate to our nanoparticles, nanoparticle compositions, nanoparticles with specific drugs, targeting ligands, methods of making nanoparticles, methods of making targeting ligands and methods of treating breast and prostate cancer using our nanoparticles. We believe these patents and patent applications relate to advances in the nanoparticle field that are important for the development of a therapeutic nanoparticle. The issued patents generally are expected to expire between 2025 and 2030.

BIND-014 Patent Portfolio

We also strive to protect BIND-014 with multiple layers of patents. As of December 31, 2013, of the owned medicinal nanoengineering platform patents and patent applications described above, twelve issued U.S. patents, one issued European patent, 12 pending U.S. provisional and various non-provisional patent applications and pending foreign counterparts relate to our BIND-014 Accurin. As of December 31, 2013, of the licensed medicinal nanoengineering platform patents and patent applications described above, to three U.S. patents and three pending patent applications, as well as several foreign counterparts to many of these patents and patent applications relate to our BIND-014 Accurin. Our BIND-014 patent portfolio consists of patents directed to

BIND-14 nanoparticles, compositions of BIND-014 nanoparticles, methods of making BIND-014, and methods of using BIND-014. The issued patents directed to BIND-014 generally are expected to expire between 2025 and 2030, and applications are pending which would expire, if issued, between 2032 and 2034.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application or Patent Cooperation Treaty application.

In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. The patent term of a patent that covers an approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the development and regulatory review process. To obtain a patent extension in the United States, the term of the relevant patent must not have expired before the extension application, the patent cannot have been extended previously under this law, an application for extension must be submitted, the product must be subject to regulatory review prior to its commercialization, and the permission for the commercial marketing or use of the product after such regulatory review period is the first permitted commercial marketing or use of the product. The active ingredient in BIND-014, docetaxel, has been previously approved and commercially marketed and, as such, we do not expect to be eligible for a patent term extension in the United States. If our future products contain active ingredients which have not been previously approved, we may be eligible for a patent term extension in the United States. If patent extensions are available to us outside of the United States, we would expect to file for a patent term extension in applicable jurisdictions.

Trade Secrets

We endeavor to maintain trade secret protection for certain aspects of our technology. In some situations, maintaining information as a trade secret is more appropriate than filing a patent application. Specifically, we have a number of trade secrets relating to identifying new Accurins and to our Accurin manufacturing process. With regard to manufacturing Accurins, we believe that small changes in processing Accurins can result in Accurins with different properties. As a result, we expect the FDA and other regulatory bodies to require additional clinical data for approval of a generic Accurin. As such, we believe that maintaining our manufacturing process as a trade secret will be helpful to maintaining our product exclusivity.

Third-Party Rights

Many pharmaceutical companies, biotechnology companies and academic institutions are competing with us in the field of nanotechnology and filing patent applications potentially relevant to our business. In order to contend with the strong possibility of third-party intellectual property conflicts, we periodically conduct freedom-to-operate studies, but such studies may not uncover all patents relevant to our business. With respect to BIND-014, we are aware of a third-party U.S. patent application that contains claims related to a formulation of a nanoparticle composition. We have an issued U.S. patent and pending non-U.S. patent applications claiming similar subject matter, which we believe have earlier priority filing dates than the third party application. Most countries award patents to the first party to file their patent application, however, these U.S. patents and patent applications are subject to U.S. laws that award patents to the first party to invent the claimed invention, rather than the first party to file a patent application. The possibility therefore exists for an interference proceeding between our issued patent and this third-party patent application to determine the earliest party to invent the composition. While we believe we are in a strong position to win any potential interference proceeding, although we believe it unlikely, the possibility exists that this third-party patent application could win such an interference proceeding and obtain claims that cover a formulation of a composition of BIND-014. We believe the potential exists, if necessary, to find and use an alternative formulation which would be outside of any valid and issued claims that could be obtained from this third-party patent application, but we may need to overcome certain technical challenges in order to do so, and this process may cause us to incur additional costs and delays.

From time to time, we find it necessary or prudent to obtain licenses from third-party intellectual property holders. Where licenses are readily available at reasonable cost, such licenses are considered a normal cost of doing business. In other instances, however, we may use the results of freedom-to-operate studies to guide our early-stage research away from areas where we are likely to encounter obstacles in the form of third-party intellectual property. For example, where a third party holds relevant intellectual property and is a direct competitor, a license might not be available on commercially reasonable terms or available at all. We strive to identify potential third-party intellectual property issues in the early stages of research of our research programs, in order to minimize the cost and disruption of resolving such issues.

In spite of these efforts to avoid obstacles and disruptions arising from third-party intellectual property, it is impossible to establish with certainty that our technology platform or our product programs will be free of claims by third-party intellectual property holders. Even with modern databases and on-line search engines, freedom-to-operate searches are imperfect and may fail to identify relevant patents and published applications. Even when a third-party patent is identified, we may conclude upon a thorough analysis, that we do not infringe the patent or that the patent is invalid. If the third-party patent owner disagrees with our conclusion and we continue with the business activity in question, we might have patent litigation thrust upon us. Alternatively, we might decide to initiate litigation in an attempt to have a court declare the third-party patent invalid or non-infringed by our activity. In either scenario, patent litigation typically is costly and time-consuming, and the outcome is uncertain. The outcome of patent litigation is subject to uncertainties that cannot be quantified in advance, for example, the credibility of expert witnesses who may disagree on technical interpretation of scientific data. Ultimately, in the case of an adverse outcome in litigation, we could be prevented from commercializing a product or using certain aspects of our technology platform as a result of patent infringement claims asserted against us. This could have a material adverse effect on our business. For further discussion of the risks relating to our intellectual property see “Risk Factors—Risks Related to Our Intellectual Property.”

In-Licensed Intellectual Property

Massachusetts Institute of Technology

In June 2007, we entered into a license agreement with the Massachusetts Institute of Technology, or MIT, which was amended in November 2008 and April 2013. Pursuant to this agreement, MIT granted us a worldwide license under certain periods and patent applications generally relating to targeted nanoparticles and methods of making targeted nanoparticles to develop and commercialize licensed products and processes for all therapeutic and diagnostic uses and as research reagents, except in connection with therapeutic or prophylactic vaccines with a limited-term option to license certain improvements. Certain licensed MIT patents and patent applications relate to BIND-014. This license is exclusive with respect to certain of MIT’s patent rights and non-exclusive with respect to other of MIT’s patent rights.

We are obligated to use diligent efforts to develop and commercialize one or more licensed products, and thereafter make licensed products reasonably available to the public. We must also achieve specified milestone events by specified dates. Failure to achieve such milestone events may be treated by MIT as a material breach, which could allow MIT to terminate the agreement.

We issued to MIT and certain other parties an aggregate of 130,386 shares of our common stock as an upfront payment, and are responsible for paying MIT an annual license maintenance fee, which is creditable against our royalty obligations. The minimum annual license maintenance fees are $35,000 in 2013, $50,000 per year until the first commercial sale of product, and $75,000 per year after the first commercial sale of product. We must also make contingent payments to MIT totaling up to $1.5 million in the aggregate upon achievement by us or our collaboration partners of specified clinical, regulatory and commercial events. We must also pay MIT royalties in the low-single digit percentages on aggregate worldwide net sales of licensed products, including sales by our collaboration partners. We must also reimburse MIT for all reasonable costs related to the prosecution and maintenance of the licensed patents rights. Under the agreement, we must pay MIT a percentage, ranging from the high-single digits to the low-mid double digits, of any consideration we receive from sublicensees, including our collaboration partners, and a specified percentage, in the mid-single digits, of all payments we receive in excess of a specified amount in the aggregate for the practice of the licensed patents on behalf of non-sublicensee third parties. Finally, in connection with the agreement we issued to MIT and some other parties shares of our common stock representing a low-single digit percentage of our then-outstanding common stock.

The agreement remains in effect until expiration or abandonment of all issued patents and filed patent applications within the rights licensed to us under the agreement. The agreement will terminate automatically if we assign the agreement or any of our rights or obligations thereunder in connection with a change of control and the proposed assignee fails to agree in writing to be bound by the terms and conditions of the agreement. MIT may terminate the agreement if we cease to carry on our business related to the agreement, if we fail to maintain the insurance coverage required under the agreement or if we materially breach the agreement and fail to cure such breach. We may terminate the agreement for convenience upon six months’ prior notice.

The Johns Hopkins University

In February 2009, we entered into a license agreement with The Johns Hopkins University, or JHU, which was amended in January 2013. Pursuant to the agreement, JHU granted us an exclusive, worldwide license under some of its intellectual property rights relating to nanoparticles targeting PSMA in all fields of use. Certain licensed JHU patent applications relate to BIND-014. Under this agreement, we are obligated to use commercially reasonable efforts to develop and commercialize licensed products as soon as practicable, and after commercialization we must endeavor to keep licensed products reasonably available to the public.

We paid to JHU an upfront payment of $30,000, along with a reimbursement to JHU for patent prosecution and maintenance costs incurred prior to the date of the agreement. We are also responsible for costs relating to the prosecution and maintenance of the licensed patents incurred after the date of the agreement. We must make contingent payments to JHU totaling up to $1 million in the aggregate upon achievement by us or our collaborators of specified patent prosecution, clinical, regulatory and commercial events and pay JHU royalties in the low-single digit percentages on aggregate worldwide net sales of licensed products, including sales by our collaborators, subject to a minimum annual royalty. The current minimum annual royalty payable by us is $5,000, with such amount increasing to $60,000 on the seventh anniversary of the agreement and increasing an additional $10,000 annually thereafter. Finally, we must pay JHU 30% of any consideration we receive from sublicensees who solely sublicense the intellectual property we have licensed from JHU.

The agreement remains in effect on a country-by-country basis until the date of expiration of the last to expire licensed patent in such country. Either we or JHU may terminate the agreement for the other party’s uncured material breach, and we may terminate the agreement for convenience upon 90 days’ prior notice.

Yale University

In January 2013, we entered into a license agreement with Yale University, or Yale, pursuant to which Yale granted us an exclusive, worldwide license under specified intellectual property rights relating to targeted and high density drug-loaded polymeric materials to develop and commercialize licensed products and to practice licensed methods for the treatment of cancer. The rights granted to us under the agreement specifically exclude the use of licensed products for the treatment of brain cancer and for specified types of vaccines. We have the option to expand the rights granted to us under the agreement to include the treatment of cardiovascular disease, inflammation and/or autoimmune disorders, after we initiate specified studies in the respective field, subject to any then-existing third-party rights and upon the payment by us to Yale of a specified amount for each such field so added. Certain of the Yale licensed intellectual property relates to BIND-014.

We are obligated to use commercially reasonable efforts to develop and commercialize one or more licensed products or licensed methods. Our agreement with Yale requires us to achieve specified milestone events. Failure to achieve such milestone events or to use commercially reasonable efforts to develop and commercialize one or more licensed products or licensed methods may result in termination of the agreement by Yale. Both Yale and we must use commercially reasonable efforts, when possible under good business practice, to facilitate the availability of licensed products in low and lower-middle income countries at locally affordable prices, under reasonable terms and circumstances to improve access to such licensed products in such countries.

We paid to Yale an upfront payment of $25,000 and are responsible for paying Yale an annual license maintenance fee in varying amounts (ranging from $10,000 to $100,000) totaling $495,000 over the next ten years, which is creditable against our royalty obligations, and for making contingent payments to Yale totaling up to $260,000 in the aggregate for each licensed product upon achievement by us or our collaborators of specified clinical and regulatory events. While the agreement remains in effect, we must pay Yale royalties below one percent on aggregate worldwide net sales of licensed products and licensed methods, including sales by our collaborators. Under the agreement, in addition to the royalties described in the previous sentence, we must pay Yale 40% of any consideration we receive from sublicensees who solely sublicense the intellectual property we have licensed from Yale. Finally, we are also responsible for costs relating to the prosecution and maintenance of the licensed patents.

The agreement remains in effect until the date on which the last claim of the licensed patents expires. Either we or Yale may terminate the agreement for the other party’s uncured material breach, we may terminate the agreement for convenience upon 60 days’ prior notice, and Yale may terminate the agreement if we fail to make a payment when due, fail to obtain or maintain adequate insurance coverage, become insolvent, challenge or assist others in challenging the licensed patents, or fail to terminate a sublicense if the applicable sublicensee challenges or assists others in challenging the licensed patents.

Other

We may license intellectual property from certain other parties that we believe to be necessary or useful for the conduct of our business, and may enter additional license agreements in the future.

Intellectual Property in Collaborations

In 2013, we entered into collaboration agreements with Amgen, Pfizer and AstraZeneca. In each collaboration, we provide our collaborator with exclusive rights to inventions relating to the collaborator’s molecules that arise out of the collaboration. These agreements provide for us to own general improvements to our medicinal nanoengineering platform technology that arise out of the collaborations. We did not provide any of our collaborators with the right to enforce our medicinal nanoengineering platform patent portfolio, with the exception of patents relating to the applicable drug candidates.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our medicinal nanoengineering technologies, integrated research, clinical and manufacturing capabilities, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any drug candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of BIND-014 and any other drug candidates that we develop, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products are currently on the market, including the therapeutics payload in BIND-014, docetaxel, for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our drug candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy and targeted drug therapy. There are a variety of available drug therapies marketed for solid tumors. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis, including the therapeutic payload contained in BIND-014. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. In general, although there has been considerable progress over the past few decades in the treatment of solid tumors and the currently marketed therapies provide benefits to many patients, these therapies all are limited to some extent in their efficacy and frequency of adverse events, and none of them are successful in treating all patients. As a result, the level of morbidity and mortality from solid tumor cancers remains high.

There are also a number of products in late stage clinical development to treat solid tumors. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for BIND-014 or any other drug candidate for which we obtain marketing approval.

Specifically, current second-line treatments for NSCLC include docetaxel and other chemotherapy agents such as gemcitabine and vinorelbine, as well as molecularly-targeted therapies such as erlotinib and gefitinib, which are used to treat patients with mutations in the EGFR, and crizotinib, which is used in the small subset of patients that have a mutation in ALK. In addition, two monoclonal antibodies, Bristol-Myers Squibb’s nivolumab that targets PD-1, and F. Hoffmann-La Roche Ltd’s MPDL3280A that targets PD-L1, are currently in Phase 2 clinical trials for NSCLC. Both are immunomodulators that block the activation of programmed cell death receptor. In mCRPC, in addition to first-line chemotherapy agents such as docetaxel, the treatment paradigm is evolving to include use of hormonal therapies such as abiraterone and enzalutamide prior to the administration of chemotherapies, which therapies are currently mainly used in the post-chemotherapy setting. Other similar drugs are also being developed. Cabazitaxel (marketed as Jevtana), a second-line taxane chemotherapeutic, is also being tested in clinical studies against docetaxel for efficacy in mCRPC. In addition, other companies are developing therapies targeting PSMA to treat mCRPC, including an ADC by Progenics Pharmaceuticals, Inc. and a Bispecific T Cell Engager (BITE) antibody by Bayer Healthcare under a collaboration. We also face competition from other nanomedicine platforms developing targeted therapies, including platforms focused on albumin nanoparticles, liposomes and polymeric nanoparticles.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products such as those we are developing. BIND-014 and any other drug candidates that we develop must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries.

United States Drug Development Process

In the United States, the FDA regulates drugs under the FDCA and FDA’s implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and subsequent compliance with appropriate federal, state and local statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. FDA sanctions may include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	Completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies in accordance with applicable regulations, including the FDA’s GLP regulations;

•	Submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	Performance of adequate and well-controlled human clinical trials in accordance with applicable regulations, including the FDA’s current good clinical practice, or GCP, regulations to establish the safety and efficacy of the proposed drug for its proposed indication;

•	Submission to the FDA of a NDA, for a new drug product;

•	A determination by the FDA within 60 days of its receipt of an NDA to accept the NDA for filing and review;

•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s cGMP regulations to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	Potential FDA audit of the preclinical and/or clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

Before testing any compounds with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the drug candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocols for human studies. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose a clinical hold on a drug candidate at any time before or during clinical trials due to safety concerns or noncompliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trial.

Clinical trials involve the administration of the drug candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers issues such as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•	Phase 1. The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion, the side effects associated with increasing doses, and if possible, to gain early evidence of effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•	Phase 2. The drug is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases or conditions and to determine dosage tolerance, optimal dosage and dosing schedule.

•	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall benefit/risk ratio of the product and provide an adequate basis for product approval. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA. Phase 3 clinical trials usually involve several hundred to several thousand participants.

Post-approval studies, or Phase 4 clinical trials, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase 4 studies.

The FDCA permits the FDA and an IND sponsor to agree in writing on the design and size of clinical studies intended to form the primary basis of a claim of effectiveness in an NDA. This process is known as a Special Protocol Assessment, or SPA. An SPA agreement may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA, or if the FDA determines that a substantial scientific issue essential to determining the safety or effectiveness of the drug was identified after the testing began. For certain types of protocols, including carcinogenicity protocols, stability protocols, and Phase 3 protocols for clinical trials that will form the primary basis of an efficacy claim, the FDA has agreed under its performance goals associated with the Prescription Drug User Fee Act, or PDUFA, to provide a written response on most protocols within 45 days of receipt. However, the FDA does not always meet its PDUFA goals, and additional FDA questions and resolution of issues leading up to an SPA agreement may result in the overall SPA process being much longer, if an agreement is reached at all.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical trials may fail to be completed successfully within any specified period, if at all. The FDA, the IRB or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated checkpoints based on access to certain data from the study. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must include developed methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

FDA Review and Approval Processes

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The application must include negative or ambiguous results of preclinical and clinical trials as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.

In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted. However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the 60-day filing date in which to complete its initial review of a standard NDA and respond to the applicant, and 6 months for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

The FDA reviews each NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical sites to assure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. For example, the FDA may require Phase 4 testing which involves clinical trials designed to further assess a drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also determine that a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS, and the FDA will not approve the NDA without an approved REMS, if required. Depending on FDA’s evaluation of a drug’s risks, a REMS may include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution requirements, patient registries and other risk minimization tools. Following approval of an NDA with a REMS, the sponsor is responsible for marketing the drug in compliance with the REMS and must submit periodic REMS assessments to the FDA.

Section 505(b)(2) Regulatory Pathway

New drugs must obtain FDA approval through an NDA prior to marketing in the United States. Most NDAs are submitted under Section 505(b)(1) of the FDCA, where all clinical investigations supporting the safety and effectiveness of the drug product are conducted by or for the applicant. However, an NDA may also be submitted under Section 505(b)(2) of the FDCA, which enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of its application. We plan to seek approval for BIND-014 under Section 505(b)(2) of the FDCA.

Section 505(b)(2) NDAs often provide an alternate regulatory pathway to FDA approval for new or improved formulations or new uses of previously approved products. Specifically, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon the FDA’s findings from preclinical or clinical studies conducted for an approved product. The FDA may also require Section 505(b)(2) applicants to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of a generic drug or a new drug submitted for approval under a Section 505(b)(2) NDA. To the extent that the Section 505(b)(2) applicant is relying on findings of safety or efficacy for an already approved product, the applicant is subject to existing exclusivity for the reference product and is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that a generic applicant would. Specifically, applicants must certify to the FDA concerning any patents listed for the approved product in the Orange Book that: (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid is called a Paragraph IV certification. If an applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification prevents the FDA from approving the application until the earlier of 30 months from the date of the lawsuit, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the applicant. Thus approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug or biological product as defined by the FDA or if our drug candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the EU has similar but not identical benefits in that jurisdiction.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Unique to a Fast Track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for approval, including a product with a Fast Track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

The FDA may also accelerate the approval of a designated breakthrough therapy, which is a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The sponsor of a breakthrough therapy may request the FDA to designate the drug as a breakthrough therapy at the time of, or any time after, the submission of an IND for the drug. If the FDA designates a drug as a breakthrough therapy, it must take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the drug; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and taking steps to ensure that the design of the clinical trials is as efficient as practicable, when scientifically appropriate, such as by minimizing the number of patients exposed to a potentially less efficacious treatment.

Fast Track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process. We plan to explore these opportunities for BIND-014 as appropriate for our targeted indications.

Post-Approval Requirements

Any drug products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among other requirements, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry sponsored scientific and educational activities, and requirements for promotional activities involving the Internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

The FDA also may require Phase 4 testing and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, such as a REMS. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

United States Patent Term Restoration, Generic Nanomedicine Pathway and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our drug candidates, if any, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. However, to obtain a patent extension in the United States, the permission for the commercial marketing or use of the product after the applicable regulatory review period must be the first permitted commercial marketing or use of the product. As the active ingredient in BIND-014, docetaxel, has been previously approved and commercially marketed, we do not expect to be eligible for a patent term extension in the United States. If a future product contains an active ingredient which has not been previously approved, we may intend to apply for restoration of patent term for one of the U.S. patents relating to such product, depending on the expected length of the clinical trials, other factors involved in the filing of the relevant NDA, and the eligibility for patent term extension.

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain competing marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, clinical investigations to support new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of any full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical and clinical trials necessary to demonstrate safety and effectiveness.

Other types of non-patent marketing exclusivity include orphan drug exclusivity under the Orphan Drug Act, which may offer a seven-year period of marketing exclusivity as described above, and pediatric exclusivity under the Best Pharmaceuticals for Children Act, which may add six months to existing exclusivity periods and patent terms. This six-month pediatric exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

In addition, regulatory authorities have established heightened requirements for the demonstration of equivalence between proposed generic drugs and therapeutics using certain nanomedicine platforms, such as liposomes and other nanoparticulate suspensions. We expect these requirements will apply to the development of generic Accurins as well. We believe these additional regulatory requirements will strengthen the protection afforded by our intellectual property portfolio and present significant barriers to entry for potential generics.

Coverage and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage and reimbursement for medical products and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our drug candidates or a decision by a third-party payor to not cover our drug candidates could reduce physician usage of our products once approved and have a material adverse effect on our sales, results of operations and financial condition.

Fraud and Abuse Laws

We will also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we will conduct our business once our products are approved. The laws that may affect our ability to operate include: the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; the federal healthcare programs’ Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs; federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent; federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Research and Development

We have invested $24.4 million, $13.1 million and $11.4 million in research and development for the years ended December 31, 2013, 2012, and 2011, respectively.

Financial Information

See Note 2 to the Consolidated Financial Statements for financial information about geographic areas, Notes 2 and 4 to the Consolidated Financial Statements for information about our revenues, and the Consolidated Financial Statements for our net loss and total assets.

Employees

As of December 31, 2013, we had 59 full-time employees, 48 of whom were primarily engaged in research and development activities. A total of 20 employees have an M.D. or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be good.

Other Information

We were incorporated under the laws of the state of Delaware on May 19, 2006 under the name BIND Biosciences, Inc., and changed our name to BIND Therapeutics, Inc. in April 2013. On September 25, 2013, we

completed an initial public offering of our common stock. We maintain a website with the address www.bindtherapeutics.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”).

Item 1A.	Risk Factors

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in or incorporated by reference into this Annual Report on Form 10-K and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $27.7 million for the year ended December 31, 2013. As of December 31, 2013, we had an accumulated deficit of $104.7 million. To date, we have financed our operations primarily through private placements of our preferred stock and convertible debt securities, borrowings under our credit facility with Hercules Technology Growth Capital, Inc., or Hercules, government grants and collaborations and most recently with the completion of an initial public offering of our common stock. All of our revenue to date has been collaboration revenue and government grants. We have devoted substantially all of our financial resources and efforts to developing our medicinal nanoengineering platform, identifying potential drug candidates, and conducting preclinical studies and clinical trials. We are still in the early stages of development of our drug candidates, and we have not completed development of any Accurins or other drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

We believe that our cash and cash equivalents as of December 31, 2013, borrowings available under our credit facility and research and development funding that we expect to receive under our existing collaborations, excluding any potential milestone payments, will fund our operating expenses and capital expenditure requirements through at least mid-2015, which we expect will enable us to complete our ongoing Phase 2 clinical trials of BIND-014 in NSCLC and mCRPC and, if such trials are successful, to initiate pivotal Phase 3 trials in these indications. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

We have a $4.5 million credit facility with Hercules that is secured by a lien covering substantially all of our personal property, excluding intellectual property. As of December 31, 2013, the outstanding principal balance of the loan was $4.5 million. The credit facility contains customary affirmative and negative covenants and events of default applicable to us and our subsidiaries. The affirmative covenants include, among others, covenants requiring us (and us to cause our subsidiaries) to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on us and our subsidiaries transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. If we default under the facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lender could declare a default upon the occurrence of any event that it interprets as a material adverse effect as defined under the credit facility, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Risks Related to the Discovery and Development of Our Drug Candidates

We may not be successful in our efforts to use and expand our medicinal nanoengineering platform to build a pipeline of drug candidates and develop marketable drugs.

We are using our proprietary medicinal nanoengineering platform to develop BIND-014 and additional Accurins, with an initial focus on the treatment of various types of cancer. While we believe our preclinical and Phase 1 clinical data to date, together with our established collaborations, have validated our platform to a degree, we are at a very early stage of development and our platform has not yet, and may never lead to, approvable or marketable drugs. Even if we are successful in continuing to build our pipeline, the potential drug candidates that we identify may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize drug candidates based upon our technological approach, we will not be able to obtain product or collaboration revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

We are currently conducting two Phase 2 clinical trials to evaluate the level of clinical activity of BIND-014 in non-small cell lung cancer, or NSCLC, and metastatic castrate-resistant prostate cancer, or mCRPC. If we obtain favorable results in these trials, we plan to initiate pivotal trials of this drug candidate in 2015 in both mCRPC and second-line NSCLC. We also may initiate clinical trials in other types of cancer. However, we cannot provide any assurance that we will successfully complete our ongoing Phase 2 clinical trials and be able to initiate pivotal clinical trials for this drug candidate for either or both types of cancer. The results of our Phase 2 clinical trials could yield negative or ambiguous results. Since this is our most advanced drug candidate, such results could adversely affect future development plans, collaborations and our stock price.

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

For example, of the 55 patients dosed in our Phase 1 clinical trial of BIND-014, 49 patients experienced a treatment-related adverse event, with one such event resulting in death. Eleven patients discontinued treatment as a result of treatment-related adverse events. The most common adverse events experienced by patients in this study were neutropenia, a low number of white blood cells, and fatigue, both of which are toxicities that are frequently associated with docetaxel, as well as, many other cancer drugs. The treatment-related death in the trial involved an elderly patient with advanced biliary cancer and a biliary stent who was treated with BIND-014 at 75 mg/m2 once every three weeks and developed sepsis as a consequence of neutropenia, which has previously been observed in clinical studies of patients receiving docetaxel. Other treatment-related adverse events included dry mouth, leukopenia, mucositis, diarrhea, anemia, hair loss, infusion related reaction, dehydration, nausea and vomiting. These treatment-related adverse events and their frequency are generally consistent with the treatment-related adverse events associated with docetaxel, as well as, many other cancer drugs. In light of the similarity with other FDA-approved cancer therapeutics, we believe our Phase 1 results to date suggest an acceptable safety profile at this stage of development. However, many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

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

We have a pilot manufacturing facility at our Cambridge, Massachusetts location where we conduct process development, scale-up activities and assemble the manufacturing equipment for use in the manufacture of Accurins. However, we do not have any manufacturing facilities that meet the FDA’s current good manufacturing practices, or cGMP, requirements for the production of any drug candidates used in humans. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for clinical testing, as well as for commercial manufacture if any of our drug candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates on a timely basis or at all or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

We are highly dependent on the principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Sanctions against Russia, and Russia’s response to those sanctions, could materially adversely affect our business, financial condition and results of operations.

Due to Russia’s recent military intervention in Ukraine and annexation of Crimea, the United States and the European Union have imposed sanctions on certain individuals and one financial institution in Russia and have proposed the use of broader economic sanctions. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials. We have a wholly owned subsidiary, BIND (RUS) LLC, in Russia, which holds $5.9 million of cash in Russian banks as of December 31, 2013. Our subsidiary conducts research and development activities for our product pipeline, including clinical trials of our drug candidates. Our success is dependent upon our ability to successfully complete clinical development of and obtain regulatory approval of our drug candidates. If the Unites States and Europe were to impose sanctions on Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities and our business, financial condition and results of operations could be materially adversely affected.

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

As of December 31, 2013, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 55% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 15, 2014, we have outstanding 16,430,599 shares of common stock, of which approximately 11,340,341 million shares are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times. Moreover, holders of an aggregate of approximately 6,199,114 million shares of our common stock, including shares issuable upon the exercise of warrants, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements executed in connection with the initial public offering of our common stock.

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

The requirements of being a public company adds to our operating costs and might strain our resources and distract our management.

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Select Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. In particular, beginning with our annual report for the year ending December 31, 2014, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in September 2013, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

To date, we have not conducted a review of our internal control over financial reporting for the purpose of providing the reports required by these rules. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, we are required to file accurate and timely quarterly and annual reports with the SEC under the Securities Exchange Act of 1934, as amended. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Select Market or other adverse consequences that would materially harm our business.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in Cambridge, Massachusetts, where we occupy approximately 51,000 square feet of office and laboratory space. The term of the lease on approximately 33,000 square feet expires on April 30, 2017. We are subleasing an additional approximately 18,000 square feet in the same building which expires on December 31, 2014. We also lease office and laboratory space in Moscow, Russia.

Item 3.	Legal Proceedings

We are not currently party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Scott Minick, age 62, has served as our President and Chief Executive Officer since January 2010. From 1998 to January 2010, Mr. Minick was a Managing Director of ARCH Venture Partners, a venture capital firm, and was instrumental in the startup, development and financing of numerous ARCH portfolio companies, including BIND Therapeutics. From 1995 to 1998, Mr. Minick was Director, President and Chief Operating Officer of SEQUUS Pharmaceuticals, Inc., a biopharmaceutical company that was acquired by ALZA Corporation. He received his postgraduate training in neurobiology at the Salk Institute, an M.B.A. from Northwestern University and a B.A. from the University of California at San Diego.

Andrew Hirsch, age 43, has served as the Company’s Chief Operating Officer since February 15, 2014. Mr. Hirsch is also our Chief Financial Officer, a position he has held since July 2012. From June 2011 to May 2012, he was Vice President of Finance and Chief Financial Officer at Avila Therapeutics, Inc., a biotechnology company, until its acquisition by Celgene Corporation. From 2002 to 2011, Mr. Hirsch served in roles of increasing responsibility at Biogen Idec, a biotechnology company, including the most recent role from 2010 to 2011 as Vice President, Corporate Strategy and M&A. From 2007 to 2010, Mr. Hirsch held various positions in the finance organization at Biogen Idec including leading the company’s Business Planning and

Investor Relations functions. In addition, he served as Program Executive in neurology, leading the development teams at Biogen Idec for the BG-12 (now marketed as Tecfidera), Avonex and Tysabri programs. He received his M.B.A. from the Tuck School at Dartmouth College and a B.A. in Economics from the University of Pennsylvania.

Jeff Hrkach, Ph.D., age 48, has served as our Chief Technology Officer since February 15, 2014. From January 2010 to February 2014, he was our Senior Vice President, Technology, Research and Development. From August 2009 to January 2010, he served as our Interim President. Prior to serving as Interim President, he served as our Vice President of Pharmaceutical Sciences from July 2007 to August 2009. Prior to joining us, Dr. Hrkach was Senior Director of Drug Delivery and Strategic Product Development at Momenta Pharmaceuticals, Inc., a biotechnology company. Prior to Momenta, Dr. Hrkach was Director of Pulmonary Formulations at Alkermes. Dr. Hrkach joined AIR at its inception in 1998 following his postdoctoral research with Professor Robert Langer at the Massachusetts Institute of Technology (MIT). He received his Ph.D. in Chemistry and M.S. in Polymer Science from Carnegie Mellon University and his B.S. in Chemistry from the Philadelphia College of Pharmacy and Science.

Dan Koerwer, age 46, has served as our Senior Vice President, Business Development and Commercial since June 2013. From August 2010 to June 2013, Mr. Koerwer served as our Head of Market and Business Development. From 2007 to July 2010, Mr. Koerwer was President and Managing Director of Eidetica Biopharma, GmbH, a subsidiary of Biogen Idec focused on developing a portfolio of protein therapeutics. From 1998 to 2007, he held various management roles at Biogen Idec. Mr. Koerwer led Research Operations across Biogen Idec’s North American research sites. Subsequently, he led global New Product Commercialization then assumed the role of Chief of Staff, Biogen Idec International in Zug, Switzerland. Mr. Koerwer has worked as a management consultant with Booz, Allen & Hamilton and began his career in sales at the Rohm and Haas Company. He received his M.B.A. from Harvard Business School and B.S. in Biochemistry from Boston College.

PART II

Item 5.	Market for Registrant’s Common Shares, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “BIND” since September 19, 2013. The following table sets forth on a per share basis, for the periods indicated, the low and high sale prices of our common stock as reported by The NASDAQ Global Select Market.

	Common Stock Price
	High	Low
Fiscal year ended December 31, 2013:
Third quarter (after September 19, 2013)	$15.10	$13.99
Fourth quarter	$15.89	$8.36

Holders

As of the close of business on March 15, 2014, there were approximately 122 holders of record of the Company’s common shares. Since many of the common shares are registered in “nominee” or “street” names, the Company believes that the total number of beneficial owners is considerably higher.

Dividend Policy

The Company has never declared or paid cash dividends on its common shares. The Company currently intends to retain any current and future earnings to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Our amended and restated credit facility contains restrictions on our ability to pay dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

None.

Use of Proceeds

On September 19, 2013, the Securities and Exchange Commission (the “SEC”) declared effective our Registration Statement on Form S-1 (File No. 333-190566), as amended, filed in connection with the initial public offering of our common stock. Pursuant to the Registration Statement, we issued and sold an aggregate of 5,070,499 shares of our common stock at a price to the public of $15.00 per share. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, dated September 19, 2013, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement on Form S-1.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total return to stockholders for the Company’s common shares for the period from September 19, 2013 through December 31, 2013 with The NASDAQ Composite Index and the NASDAQ Biotechnology index (NBI). The comparison assumes an investment of $100 is made on September 19, 2013 in the Company’s common shares and in each of the indices and in the case of the indices it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

Item 6.	Selected Financial Data

The following tables set forth, for the periods and as of the dates indicated, our selected consolidated financial data. The consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2011 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not indicative of the results to be expected in the future.

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except share and per share data)
Consolidated Statements of Operations:
Revenue	$10,901	$1,047	$905

Operating expenses:
Research and development	24,370	13,052	11,440
General and administrative	13,394	6,625	4,787

Total operating expenses	37,764	19,677	16,227

Loss from operations	(26,863)	(18,630)	(15,322)
Other income (expense)
Interest income	241	69	37
Interest expense	(939)	(710)	(1,708)
Change in fair value of preferred stock warrant liability	(273)	340	(269)
Foreign currency transaction gain (loss)	171	(309)	407

Total other income (expense)	(800)	(610)	(1,533)

Net loss	(27,663)	(19,240)	(16,855)
Accretion of redeemable convertible preferred stock	(3,704)	(4,967)	(2,967)

Net loss attributable to common stock holders	$(31,367)	$(24,207)	$(19,822)

Net loss per share attributable to common stockholders:
Basic and diluted	$(5.19)	$(11.70)	$(10.50)
Weighted average common shares outstanding:
Basic and diluted	6,049,385	2,069,071	1,887,082

	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	51,612	4,886	22,440
Short & long-term investments	25,771	—	3,249
Working capital	52,736	613	22,263
Total assets	88,408	12,670	30,048
Long-term debt (including current portion)	4,685	3,335	5,131
Preferred stock warrant liability	—	404	744
Redeemable convertible preferred stock	—	79,286	74,319
Additional paid in capital	174,468	—	—
Accumulated deficit	(104,742)	(75,205)	(51,695)
Total stockholders’ equity (deficit)	69,314	(75,923)	(52,882)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage nanomedicine platform company developing Accurins, our novel targeted and programmable therapeutics. Accurins are designed with specified physical and chemical characteristics to target specific cells or tissues and concentrate a therapeutic payload at the site of disease to enhance efficacy while minimizing adverse effects on healthy tissues. Our strategy is to leverage our medicinal nanoengineering platform to develop our own pipeline of Accurins, initially in oncology, as well as to develop Accurins in collaboration with biopharmaceutical companies. Our lead drug candidate, BIND-014, is in Phase 2 clinical trials for non-small cell lung cancer, or NSCLC, and metastatic castrate-resistant prostate cancer, or mCRPC. In 2013, we announced collaborations with Amgen, Pfizer and AstraZeneca to develop Accurins based on therapeutic payloads from their product pipelines.

We were incorporated in May 2006 and commenced active operations in early 2007. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking preclinical studies and, beginning in 2011, conducting clinical trials. To date, we have financed our operations primarily through private placements of our preferred stock and convertible debt securities, funding received from collaboration and license agreements, government grants, our credit facility and our initial public offering. We have no products approved for sale and all of our revenue to date has been collaboration revenue or government grant revenue. Since our inception and through December 31, 2013, we have raised an aggregate of approximately $194.5 million to fund our operations, of which $17.1 million was through our collaborations and license agreements, $86.4 million was from the sale of preferred stock and convertible debt securities, $5.6 million was from government grants, $9.3 million was from borrowings under our credit facility as well as capital leases and $76.1 million was from the gross proceeds from the sale of common stock in our initial public offering in September 2013. As of December 31, 2013, our cash and cash equivalents and marketable securities totaled $77.4 million, of which $4.4 million was held by our Russian subsidiary designated solely for use in its operations. As of December 31, 2013, we also had $1.5 million in restricted cash held in our Russian subsidiary.

Since inception, we have incurred significant operating losses. Our net loss was $27.7 million for the year ended December 31, 2013, compared to $19.2 million for the year ended December 31, 2012. As of December 31, 2013, we had an accumulated deficit of $104.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8, Part I of this annual report, and the other transactions, events, and trends discussed in “Risk Factors” in Item 1A, Part I of this annual report.

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

Amgen

In January 2013, we entered into a license agreement with Amgen, Inc., which was amended in December 2013. Pursuant to the agreement, we granted to Amgen an option to obtain an exclusive worldwide license to develop, manufacture and commercialize an Accurin incorporating a specified Amgen kinase inhibitor for all uses except for some vaccine applications. In December 2013, the Company and Amgen amended the license agreement to extend the period during which Amgen may exercise its option by six months, to July 2014. Amgen may exercise its option by paying to the Company a specified option exercise fee. If Amgen fails to exercise its option within such time period, then we have the right to exercise an exclusive option to obtain a license from Amgen to develop, manufacture and commercialize Accurins containing the Amgen kinase inhibitor upon terms to be mutually agreed. Under the agreement, we received an upfront payment of $5.0 million and have the potential to receive contingent payments for up to two indications totaling up to $111.5 million in the aggregate upon exercise of the option and achievement by Amgen of specified development and regulatory events with respect to such indications, plus additional contingent payments totaling up to $188 million in the aggregate upon the achievement by Amgen of specified commercial events with respect to such indications. If Amgen exercises its option, Amgen will reimburse us for all external expenses we incur relating to the agreement after such exercise. We will also receive tiered royalties in the mid-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed products. Amgen is also obligated to pay certain development costs during the research period. We are responsible for manufacturing licensed compounds for use in preclinical studies, and we will collaborate with Amgen in developing and implementing a strategy for subsequent manufacturing.

Pfizer

In March 2013, we entered into a research, option and license agreement with Pfizer, pursuant to which we granted to Pfizer two options to obtain an exclusive worldwide license to use, develop, manufacture and commercialize Accurins incorporating specified Pfizer drug candidates, for the treatment, prevention and/or diagnosis of any disease or medical condition in humans, except that the licensed rights exclude some vaccine products and products for the treatment of brain cancer. Pfizer may exercise either one or both of its options to acquire the exclusive license for the specified drug candidate during a period of approximately 30 months, beginning on the effective date of the agreement and subject to certain adjustments, by paying us a specified option exercise fee. Pfizer is required to pay for all of our development costs. We are responsible for manufacturing licensed products through early clinical trials. Under the agreement, we received an upfront payment of $4.0 million and have the potential to receive contingent payments totaling up to $89.5 million in the aggregate under each option upon exercise of the option and achievement by Pfizer of specified development and regulatory events, plus additional contingent payments totaling up to $110 million in the aggregate under each option upon achievement by Pfizer of specified commercial events. We will also receive royalties in the low-single digit to the high-single digit percentages of aggregate worldwide net sales of each licensed product.

AstraZeneca

In April 2013, we entered into a license agreement with AstraZeneca, pursuant to which we granted to AstraZeneca a worldwide license to research, develop, manufacture and commercialize Accurins incorporating Barasertib (AZD1152), a potent selective inhibitor of the Aurora B kinase for any therapeutic use in humans or animals. AstraZeneca is required to pay for all of our development costs. We are responsible for manufacturing licensed product for use in preclinical and some clinical trials. Under the agreement, we received an upfront payment of $4.0 million and have the potential to receive contingent payments totaling up to $193 million in the aggregate upon achievement by AstraZeneca of specified clinical, regulatory and commercial events. We will also receive tiered royalties in the low-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed product.

Financial Overview

Revenue

Our revenue consists of collaboration revenue, which may include amounts recognized related to upfront payments for licenses or options to obtain licenses in the future, research and development funding and milestone payments earned under collaboration and license agreements with our collaboration partners. In addition, we earn revenue under the terms of government contracts which require the performance of certain research and development activities. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development reimbursements, payments for manufacturing services, milestone and other payments from collaborations. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

Our research and development costs are made up of external costs, which since the first quarter of 2010 we track on a program-by-program basis, and internal research and development costs which are primarily compensation expenses for our full-time research and development employees and related expenses. As we expand the clinical development of BIND-014, the amount of research and development spending allocated to external versus internal spending will continue to grow, while our internal spending should grow at a slower and more controlled pace. Beginning in January 2013, we implemented a project-based time reporting system so that we can allocate internal spending on a project-by-project basis. We have incurred a total of $74.2 million in research and development expenses from inception through December 31, 2013, with a majority of the expenses being spent on the development of BIND-014 and the remainder being spent on the development of our medicinal nanoengineering platform and our early stage programs.

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

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents and short-term and long-term investments and interest income from loans to our founders and chief executive officer. The loans to our founders and chief executive officer were fully repaid in August 2013.

Interest Expense

Interest expense consists of interest expense on our amounts borrowed under our credit facility, capital leases, and convertible notes.

Foreign Currency Transaction Gain (Loss)

The functional currency of our Russian subsidiary is the ruble. All assets and liabilities of the subsidiary are translated at year-end exchange rates and revenues and expenses are translated at average exchange rates for the year. Translation adjustments are reflected in the accumulated other comprehensive (loss) income component of stockholders’ equity. At December 31, 2013 and December 31, 2012, we maintained cash, including restricted cash of $5.9 million and $3.7 million, respectively, in Russian banks, a majority of which is denominated in U.S. dollars. Accordingly, the amounts denominated in U.S. dollars are subject to transaction gains and losses, which are reported in the accompanying consolidated statement of operations.

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

While our significant accounting policies are more fully described in the notes to our consolidated financial statements included elsewhere in this prospectus, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.

Revenue Recognition

Collaborative Research and Development and Multiple-Deliverable Arrangements

We enter into collaborative arrangements for the development and commercialization of drug candidates utilizing our technology. The terms of these agreements have typically included multiple deliverables by us (for example, license rights, research and development services and manufacturing of clinical materials) in exchange for consideration to us of some combination of non-refundable license fees, research and development funding, payments based upon achievement of clinical development or other milestones and royalties in the form of a designated percentage of product sales or profits.

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured. Multiple-deliverable arrangements, such as license and development agreements, are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price method and the appropriate revenue recognition principles are applied to each unit. When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized.

The assessment of multiple-deliverable arrangements requires judgment in order to determine the appropriate unit of accounting, the estimated selling price of each unit of accounting and the point in time that, or period over which, revenue should be recognized.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized within one year following the balance sheet date are classified as non-current deferred revenue.

Accrued Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing contracts and purchase orders, reviewing the terms of our vendor agreements, communicating with our applicable personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include:

•	fees payable to CROs and investigative sites in connection with clinical studies;

•	fees payable to vendors in connection with preclinical development activities; and

•	fees payable to vendors related to product manufacturing, development and distribution of clinical supplies.

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. We have not experienced any significant adjustments to our estimates to date.

Stock-Based Compensation

We issue stock-based awards to employees and non-employees, generally in the form of stock options and restricted stock. We account for our stock-based awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. We account for stock-based awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of the award to be re-measured at fair value as the award vests. We recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award for employees and non-employees. We have issued some performance based grants where the vesting of the grant is tied to certain milestone performance and in these cases, the compensation is recognized as an expense when the probability of the milestone is met (and stock vested). Compensation expense related to our stock based awards is subject to a number of estimates including the estimated volatility and underlying fair value of our common stock as well as the estimated life of the awards. Following the consummation of our initial public offering in September 2013, stock option and restricted stock values are determined based on the market price of our common stock.

Results of Operations

Fiscal Years Ended December 31, 2013 and 2012

Revenue

The following is a comparison of revenue for the years ended December 31, 2013 and 2012 (in thousands, except percentages):

	Years Ended December 31,
	2013	2012	Increase
Grant revenue	$946	$479	$467	97%
Collaboration revenue	9,955	568	9,387	1,653%

Total revenue	$10,901	$1,047	$9,854	941%

During the year ended December 31, 2013, total revenue increased by $9.9 million, or 941%, compared to the prior year, primarily due to 2013 collaboration agreements with Amgen, Pfizer, and AstraZeneca and a continued growth of the revenue associated with the first stage of a grant from the Russian Ministry for Industry and Trade of the Russian Federation which was awarded in the third quarter of 2012.

Research and Development

The following is a comparison of research and development expenses for the years ended December 31, 2013 and 2012 (in thousands, except percentages):

	Years Ended December 31,
	2013	2012	Increase
Research and development	$24,370	$13,052	$11,318	87%

During the year ended December 31, 2013, our total research and development expenses increased by $11.3 million, or 87%, compared to the prior year, primarily due to costs associated with the expansion of BIND-014 clinical development, work under our collaboration agreements and stock compensation expense as a result of our initial public offering.

External research and development spending focused on the advancement of BIND-014, with expenses increasing for the year ended December 31, 2013 as compared to 2012 principally due to an increase in the number of patients enrolled in our Phase 1 clinical trial as well as the related costs associated with initiating work and patient enrollment in two Phase 2 clinical trials for BIND-014. Our internal research and development expenses increased in 2013 as compared to 2012 primarily due to the increase in headcount in the United States as a result of work under our collaboration agreements and stock compensation expense associated with our initial public offering.

The following table illustrates the components of our research and development expenses during the periods indicated (in thousands, except percentages):

	Years Ended December 31,
	2013	2012	Increase (Decrease)
External research and development expenses:
BIND-014	$8,666	$3,201	$5,465	171%
Government grant activity	159	50	109	218%
Discovery and preclinical stage product programs, collectively	427	155	272	175%
Internal research and development expenses	15,118	9,646	5,472	57%

Total research and development expenses	$24,370	$13,052	$11,318	87%

General and Administrative

The following is a comparison of general and administrative expenses for the years ended December 31, 2013 and 2012 (in thousands, except percentages):

	Years Ended December 31,
	2013	2012	Increase
General and administrative	$13,394	$6,625	$6,769	102%

General and administrative expenses totaled $13.4 million for the year ended December 31, 2013, compared to $6.6 million for the year ended December 31, 2012. The increase in these expenses was primarily due to stock compensation expense of $4.3 million, the majority of which was due to vesting of stock options for two executives upon the closing of our initial public offering. The balance was due to consulting services in preparation for our IPO and expenses related to operating as a public company.

Interest Expense

The increase in interest expense to $0.9 million for the year ended December 31, 2013 from $0.7 million for the year ended December 31, 2012 reflects the increase in long-term debt as a result of the June 2013 amended and restated credit facility.

Change in Fair Value of Preferred Stock Warrant Liability

We recorded $0.3 million of expense for the year ended December 31, 2013 reflecting the increase in the fair market value of the underlying security which was defined to be equal to the value paid by investors for the Series D preferred stock financing as compared to the original strike price of the warrant. We recorded a reduction of expense of $0.3 million for the year ended December 31, 2012 reflecting a decrease in the fair market value of the underlying security based upon the retrospective valuation performed as of September 1, 2012. The preferred stock warrants were automatically adjusted on the date of the closing of the IPO, September 25, 2013, to provide for the issuance of shares of common stock upon their exercise, and no longer represent a liability of the Company

Foreign Currency Transaction Gains

Because our Russian subsidiary’s functional currency is the ruble and the majority of its cash is held in U.S. dollars, the balances are subject to transaction gains and losses. We recorded $0.2 million of gains for the year ended December 31, 2013 and $0.3 million of losses for the year ended December 31, 2012.

Fiscal Years Ended December 31, 2012 and 2011

Revenue

The following is a comparison of revenue for the years ended December 31, 2012 and 2011 (in thousands, except percentages):

	Years Ended December 31,		Increase
	2012	2011
Grant revenue	$479	$357	$122	34%
Collaboration revenue	568	548	20	4%

Total revenue	$1,047	$905	$142	16%

During the year ended December 31, 2012, total revenue increased by $0.1 million, or 16%, compared to the prior year, primarily due to the receipt of the revenue associated with the first stage of a grant from the Russian Ministry for Industry and Trade of the Russian Federation which was awarded in the third quarter of 2012.

Research and Development

The following is a comparison of research and development expenses for the years ended December 31, 2012 and 2011 (in thousands, except percentages):

	Years Ended December 31,		Increase
	2012	2011
Research and development	$13,052	$11,440	$1,612	14%

During the year ended December 31, 2012, our total research and development expenses increased by $1.6 million, or 14%, compared to the prior year, primarily due to costs associated with building out our research and development team in Russia. External research and development spending focused on the advancement of

BIND-014, with expenses increasing for the year ended December 31, 2012 as compared to the prior year principally due to an increase in the number of patients enrolled in our Phase 1 clinical trial as well as the related costs associated with initiating work on a Phase 2 clinical trial for BIND-014. Our internal research and development expenses increased in 2012 as compared to 2011 primarily due to the increase in headcount in Russia and other headcount related costs including annual bonus and salary adjustments, as well as the increased facilities costs relating to our move from our previous location to our new facility in April 2012.

The following table illustrates the components of our research and development expenses during the periods indicated (in thousands, except percentages):

	Years Ended December 31,		Increase (Decrease)
	2012	2011
External research and development expenses:
BIND-014	$3,201	$2,846	$355	12%
Government grant activity	50	242	(192)	(79%)
Discovery and preclinical stage product programs, collectively	155	62	93	150%
Internal research and development expenses	9,646	8,290	1,356	16%

Total research and development expenses	$13,052	$11,440	$1,612	14%

General and Administrative

The following is a comparison of general and administrative expenses for the years ended December 31, 2011 and 2012 (in thousands, except percentages):

	Years Ended December 31,		Increase
	2012	2011
General and administrative	$6,625	$4,787	$1,838	38%

For the year ended December 31, 2012, our general and administrative expenses increased by $1.8 million, or 38%, primarily related to increased compensation expenses as we grew from five general and administrative employees as of December 31, 2011 to eight general and administrative employees as of December 31, 2012, and increased legal, recruiting, stock-based compensation expense related to executives and facilities costs not allocated to research and development as we moved from our previous location to new facility in April 2012.

Interest Expense

The decrease in interest expense to $0.7 million for the year ended December 31, 2012 from $1.7 million for the year ended December 31, 2011 reflects the conversion of outstanding convertible notes into shares of our Series D preferred stock in November 2011.

Change in Fair Value of Preferred Stock Warrant Liability

We recorded $0.3 million of expense for the year ended December 31, 2011 reflecting the increase in the fair market value of the underlying security which was defined to be equal to the value paid by investors for the Series D preferred stock financing as compared to the original strike price of the warrant. We recorded a reduction of expense of $0.3 million for the year ended December 31, 2012 reflecting a decrease in the fair market value of the underlying security based upon the retrospective valuation performed as of September 1, 2012.

Foreign Currency Transaction Gains

Because our Russian subsidiary’s functional currency is the ruble and the majority of its cash is held in U.S. dollars, the balances are subject to transaction gains and losses. We recorded $0.4 million of gains for the year ended December 31, 2011 and $0.3 million of losses for the year ended December 31, 2012.

Liquidity and Capital Resources

Since our inception and through December 31, 2013, we have raised an aggregate of approximately $194.5 million to fund our operations, of which $17.1 million was through our collaborations and license agreements, $86.4 million was from the sale of preferred stock and convertible debt securities, $5.6 million was from government grants, $9.3 million was from borrowings under our credit facility as well as capital leases and $76.1 million was from the gross proceeds from the sale of common stock in our initial public offering in September 2013.

As of December 31, 2013, our cash and cash equivalents and marketable securities totaled $77.4 million, of which $4.4 million was held by our Russian subsidiary designated solely for use in its operations, and is consolidated for financial reporting purposes. As of December 31, 2013, we also have $1.5 million in restricted cash held in our Russian subsidiary. In addition to our existing cash and cash equivalents, we receive research and development funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements. Our ability to earn these milestone payments and the timing of achieving these milestones is dependent upon the outcome of our research and development and regulatory activities and is uncertain at this time. Our rights to receive research and development funding and the payment of certain milestones under our collaboration agreements are our only committed external source of funds.

Indebtedness

In June 2013, we entered into an amended and restated credit facility with Hercules as lender. The credit facility provides funding for an aggregate principal amount of up to $8.5 million. The first advance was funded on the closing date of the credit facility in the aggregate principal amount of $4.5 million. The proceeds of the first advance were used to first repay in full all existing outstanding loans under our prior loan and security agreement with Hercules, in an aggregate principal amount of $2.3 million, and then for general corporate purposes. The credit facility amends and restates our prior loan and security agreement with Hercules, which was entered into in January 2011, and no amounts remain outstanding under that prior facility. Subject to customary conditions for funding and us delivering evidence that we have received proceeds or payments in an amount equal to at least $10.0 million, of which we received $8.7 million from the sale of our Series D preferred stock in June 2013 and $1.5 million from the sale of our Series BRN preferred stock in July 2013, the second advance of up to a principal amount of $4.0 million may be funded at our request before December 31, 2013, to be used for general corporate purposes. We did not fund the second advance as of December 31, 2013 and, as a result, the $4.0 million is no longer available to us. The credit facility is secured by substantially all of our personal property other than our intellectual property. The loans under the credit facility bear interest at an annual rate equal to (a) 10.25% plus (b) the prime rate (as reported in the Wall Street Journal) minus (c) 3.25% subject to a minimum of 10.25%. We are only required to make interest payments on any loans funded under the credit facility through February 28, 2014, or the interest-only period. All outstanding loans under the credit facility will begin amortizing at the end of the interest-only period, with monthly payments of principal and interest being made by us to Hercules in 30 consecutive monthly installments. All loans mature on the first day of the 30th month following the end of the interest-only period.

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

We expect that our cash and cash equivalents as of December 31, 2013, and research and development funding that we expect to receive under our existing collaborations, excluding any potential milestone payments, will fund our operating expenses and capital expenditure requirements through at least mid-2015, which we expect will enable us to complete our ongoing Phase 2 clinical trials of BIND-014 in NSCLC and mCRPC and, if such trials are successful, to initiate pivotal Phase 3 trials in these indications. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our drug candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and revenue from license and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone payments under our agreements with them, we do not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net cash provided by (used in) operating activities	$(13,037)	$(17,238)	$(13,025)
Net cash provided by (used in) investing activities	(27,823)	1,311	4,464
Net cash provided by (used in) financing activities	87,833	(1,967)	29,025

Operating Cash Flows

Net cash used in operating activities was $13.0 million during the year ended December 31, 2013, compared to $17.2 million in 2012. The decrease in cash used in operating activities in 2013 compared to 2012 was primarily driven by an increase in cash received under the collaboration agreements with Amgen, Pfizer and AstraZeneca, offset by increased operating expenses.

Net cash used in operating activities was $13.0 million for the year ended December 31, 2011. The increase in cash used in operating activities expenses in 2012 compared to 2011 was primarily driven by an increase in clinical trial activity and start-up expenses of our Russian subsidiary.

Investing Cash Flows

Net cash used in investing activities was $27.8 million for the year ended December 31, 2013, compared to net cash provided by investing activities of $1.3 million in 2012. The increase in cash used in investing activities during 2013 compared to 2012 was primarily due to investment of proceeds from our initial public offering and property and equipment purchases related to manufacturing equipment for the manufacture of our clinical product in Russia and laboratory equipment.

Net cash provided by investing activities was $4.5 million for the year ended December 31, 2011. The decrease in cash provided by investing activities in 2012 compared to 2011 was primarily related to the decrease in short-term investments maturing during 2012 as compared to 2011. Additionally, a significant amount of net cash used in investing activities relates to the purchase of property and equipment, which occurred primarily in 2011, related to manufacturing equipment for the manufacture of our clinical product.

Financing Cash Flows

Net cash provided by financing activities of $87.8 million during the year ended December 31, 2013 is primarily due to the proceeds, net of expenses, from our initial public offering of $67.7 million, cash received related to the sale of Series D preferred stock to investors for net proceeds of $17.3 million, cash received related to the sale of Series BRN preferred stock to investors for net proceeds of $1.5 million as well as the net increase in debt of $1.2 million associated with the amended and restated credit facility.

Net cash used in financing activities was $2.0 million during the year ended December 31, 2012 and is primarily related to the repayment of amounts outstanding under credit agreements entered into in the previous year. Net cash provided by financing activities during the year ended December 31, 2011 was $29.0 million and is primarily related to the sale of Series D and Series BRN preferred stock, proceeds from convertible notes and borrowings under the credit facility, offset by repayments on the credit facility. In November 2011, we sold shares of Series D and Series BRN preferred stock to investors for net proceeds of $19.8 million.

Contractual Obligations and Contingent Liabilities

The following summarizes our significant contractual obligations as of December 31, 2013, (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases	$5,788	$2,062	$3,179	$547	$—
Research and development contract obligations	1,560	65	200	325	970
Long term debt	5,605	1,841	3,764	—	—

Total obligations	$12,953	$3,968	$7,143	$872	$970

Operating Leases. Represents future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2013, including the remaining lease payments for our current facilities in Cambridge, Massachusetts. The minimum lease payments above do not include common area maintenance charges or real estate taxes.

Research and development contract obligations. Represents minimum annual license fees payable to universities under our license agreements.

Long term debt. Represents obligations by us to make payments under long-term equipment lease and loan agreements. These amounts include interest.

The contractual obligations table does not include any potential contingent payments upon the achievement by us specified patent prosecution, clinical, regulatory and commercial events, as applicable, or royalty payments we may be required to make under license agreements we have entered into with various universities pursuant to which we have in-licensed certain intellectual property, including our license agreement with the MIT. See “Business—Intellectual Property—In-Licensed Intellectual Property” for additional information. The table also excludes potential payments we may be required to make under manufacturing and CRO agreements as the timing of when these payments will actually be made is uncertain and the payments are contingent upon the initiation and completion of future activities.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Net Operating Loss and Research and Development Tax Credit Carryforwards

At December 31, 2013, the Company had federal, foreign, and state net operating loss carryforward of approximately $26.4 million, $3.3 million, and $31.1 million, respectively, available to reduce future taxable income, if any. The federal net operating loss carryforwards expire beginning in 2026 and ending in 2032. The state net operating loss carryforwards began expiring in 2012 and may continue to expire through 2032. At

December 31, 2013, the Company had available income tax credits of approximately $3.2 million, which are available to reduce future income taxes, if any, through 2026 (state) and 2033 (federal).

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards, which could be used annually to offset future taxable income.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 amends Accounting Standards Codification (“ASC”) 740, Income Taxes, by providing guidance on the financial statement presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. ASU 2013-11 will be effective for the Company for interim and annual periods beginning after December 15, 2013, with early adoption permitted. We do not expect the adoption of this ASU to have any impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2013, we had cash equivalents of $51.6 million, consisting of interest-bearing money market accounts and prime money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments. We are also subject to interest rate risk from the loans under the credit facility that bear interest at an annual rate equal to (a) 10.25% plus (b) the prime rate (as reported in the Wall Street Journal) minus (c) 3.25% subject to a floor of 10.25%. A 100 basis point increase in interest rates at December 31, 2013, would increase our annual pre-tax interest expense by approximately $45,000.

In addition, we are subject to currency risk for balances held in rubles in our foreign subsidiary. We work to maintain all balances in U.S. dollars until payment in rubles is required to minimize this currency risk. Fluctuations in the exchange rate over the past 12 months has been about 13%. As of December 31, 2013, we held $5.7 million in Russian banks to support our Russian subsidiary, a portion of which is denominated in U.S. dollars. We contract with clinical research organizations internationally, primarily for the performance of clinical trials in Russia. Transactions with these providers are predominantly settled in rubles and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Item 8.	Financial Statements and Supplementary Data

BIND THERAPEUTICS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	89
Consolidated Balance Sheet as of December 31, 2013 and 2012	90
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011	91
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011	92
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2013, 2012 and 2011	93
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	95
Notes to Consolidated Financial Statements	96

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BIND Therapeutics, Inc.

Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of BIND Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BIND Therapeutics, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 25, 2014

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (In thousands, except share data and par value)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$51,612	$4,886
Short-term investments	10,384	—
Accounts receivable	1,269	56
Prepaid expenses and other current assets	1,532	1,430

Total current assets	64,797	6,372
Property and equipment, net	6,079	4,076
Long-term investments	15,387	—
Restricted cash	2,084	1,973
Other assets	61	249

Total	$88,408	$12,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,411	$2,079
Accounts payable	2,643	1,166
Accrued expenses	2,408	1,399
Current portion of deferred revenue	5,086	646
Deferred rent	513	469

Total current liabilities	12,061	5,759

Long-term liabilities:
Long-term debt	3,274	1,256
Preferred stock warrant liability	—	404
Deferred revenue, less current	2,384	—
Deferred rent	1,375	1,888

Total long-term liabilities	7,033	3,548

Total liabilities	19,094	9,307

Commitments (Note 13)
Redeemable convertible preferred stock (Note 10)	—	79,286

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value—10,000,000 shares authorized, no shares issued and outstanding at December 31, 2013, No shares authorized, issued or outstanding at December 31, 2012	—	—
Common stock, $0.0001 par value—200,000,000 shares authorized, 16,438,706 shares issued and 16,410,840 outstanding at December 31, 2013, 40,000,000 shares authorized, 2,339,237 shares issued and 2,151,739 shares outstanding at December 31, 2012	2	1
Loans due from stockholders	—	(704)
Additional paid in capital	174,468	—
Accumulated deficit	(104,742)	(75,205)
Accumulated other comprehensive loss	(414)	(15)

Total stockholders’ equity (deficit)	69,314	(75,923)

Total	$88,408	$12,670

See notes to consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)

	Years Ended December 31,
	2013	2012	2011
Revenue	$10,901	$1,047	$905

Operating expenses:
Research and development	24,370	13,052	11,440
General and administrative	13,394	6,625	4,787

Total operating expenses	37,764	19,677	16,227

Loss from operations	(26,863)	(18,630)	(15,322)
Other income (expense)
Interest income	241	69	37
Interest expense	(939)	(710)	(1,708)
Change in fair value of preferred stock warrant liability	(273)	340	(269)
Foreign currency transaction gain (loss)	171	(309)	407

Total other income (expense)	(800)	(610)	(1,533)

Net loss	(27,663)	(19,240)	(16,855)
Accretion of redeemable convertible preferred stock	(3,704)	(4,967)	(2,967)

Net loss attributable to common stockholders	$(31,367)	$(24,207)	$(19,822)

Net loss per share attributable to common stockholders:
Basic and diluted	$(5.19)	$(11.70)	$(10.50)
Weighted average common shares outstanding:
Basic and diluted	6,049,385	2,069,071	1,887,082

See notes to consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)

	Years Ended December 31,
	2013	2012	2011
Net loss	$(27,663)	$(19,240)	$(16,855)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(399)	388	(403)

Comprehensive loss	$(28,062)	$(18,852)	$(17,258)

See notes to the consolidated financial statements

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (in thousands, except share data and par value)

	Redeemable Convertible Preferred Stock, $0.0001 Par Value		Common Stock, $0.0001 Par Value		Loans Due from Stockholders	Additional Paid-In Capital	Total Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
BALANCE—January 1, 2011	15,536,838	$46,733	1,708,264	$1	$(864)	$—	$(33,315)	$—	$(34,178)
Vesting of common stock			253,441
Stock-based compensation						243			243
Accrued interest on stockholder note					(21)				(21)
Payments of stockholder notes					100				100
Issuance of Series D redeemable convertible preferred stock—net of issuance costs of $516	3,874,412	21,531				1,199			1,199
Issuance of Series BRN redeemable convertible preferred stock—net of issuance costs of $412	583,333	3,088							—
Exercise of stock options			26,870
Accretion of issuance costs to redemption value		153				(153)			(153)
Accrued dividends on redeemable convertible preferred stock		2,814				(1,289)	(1,525)		(2,814)
Other comprehensive loss								(403)	(403)
Net loss							(16,855)		(16,855)

BALANCE—December 31, 2011	19,994,583	74,319	1,988,575	1	(785)	—	(51,695)	(403)	(52,882)
Vesting of common stock			159,641						—
Stock-based compensation						693			693
Accrued interest on stockholder note					(19)				(19)
Payments of stockholder notes					100				100
Exercise of stock options			3,523			4			4
Accretion of issuance costs to redemption value		472				(472)			(472)
Accrued dividends on redeemable convertible preferred stock		4,495				(225)	(4,270)		(4,495)
Other comprehensive income								388	388
Net loss							(19,240)		(19,240)

BALANCE—December 31, 2012	19,994,583	$79,286	2,151,739	$1	$(704)	$—	$(75,205)	$(15)	$(75,923)

See notes to consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (in thousands, except share data and par value)

	Redeemable Convertible Preferred Stock, $0.0001 Par Value		Common Stock, $0.0001 Par Value		Loans Due from Stockholders	Additional Paid-In Capital	Total Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2012	19,994,583	$79,286	2,151,739	$1	$(704)	$—	$(75,205)	$(15)	$(75,923)
Vesting of common stock			159,651						—
Issuance of Series D redeemable convertible preferred stock in 2013—net of issuance costs of $113	2,899,228	17,284
Issuance of Series BRN redeemable convertible preferred stock in 2013	250,000	1,500
Accrued interest on stockholder note					(8)				(8)
Payments of stockholder notes					712				712
Accretion of issuance costs to redemption value		308				(308)			(308)
Accrued dividends on redeemable convertible preferred stock		3,396				(1,522)	(1,874)		(3,396)
Preferred shares converted to common Stock	(23,143,811)	(101,774)	8,833,504	1		101,773			101,774
Reclassification of warrants to purchase shares of redeemable convertible preferred stock into a warrant to purchase common stock						845			845
Issuance of Common Stock from initial public offering, net of underwriting fees and issuance costs of $8,629			5,070,499			67,428			67,428
Stock option exercise			195,447			236			236
Stock-based compensation						6,016			6,016
Other comprehensive loss								(399)	(399)
Net loss							(27,663)		(27,663)

BALANCE—December 31, 2013	—	$—	16,410,840	$2	$—	$174,468	$(104,742)	$(414)	$69,314

See notes to consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(27,663)	$(19,240)	$(16,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,413	1,167	736
Stock-based compensation	6,016	693	243
Deferred rent and lease incentives	(469)	(238)	336
Noncash interest expense	535	223	1,323
Noncash interest income	(10)	(13)	(13)
Change in fair value of warrant liability	273	(340)	269
Increase (decrease) in cash and cash equivalents from:
Accounts receivable	(1,213)	234	131
Prepaid expenses and other current assets	(164)	(857)	(145)
Accounts payable and accrued expenses	1,368	613	1,119
Other assets	—	—	(248)
Deferred revenue	6,877	520	112
Other liabilities	—	—	(33)

Net cash used in operating activities	(13,037)	(17,238)	(13,025)

Cash flows from investing activities:
Purchases of property and equipment	(2,588)	(793)	(1,584)
Proceeds from sale of property and equipment	—	18	—
Proceeds from repayment of stockholder loans	712	94	92
Increase in restricted cash and other assets	(118)	(1,257)	(295)
Maturities of short-term investments	800	4,499	9,500
Purchases of short-term investments	(26,629)	(1,250)	(3,249)

Net cash (used in) provided by investing activities	(27,823)	1,311	4,464

Cash flows from financing activities:
Proceeds from issuance of Series D redeemable convertible preferred stock—net	17,284	—	16,734
Proceeds from issuance of Series BRN redeemable convertible preferred stock—net	1,500	—	3,088
Proceeds from exercise of stock options	236	4	—
Proceeds from initial public offering, net of commissions and offering costs	67,693	—	—
Payments under capital lease	(53)	(297)	(9)
Borrowings under line of credit agreement	4,500	—	5,150
Proceeds from convertible loans	—	—	4,750
Repayments of line of credit	(3,327)	(1,674)	(688)

Net cash provided by (used in) financing activities	87,833	(1,967)	29,025

Effect of exchange rate on cash	(247)	340	(403)

Increase (decrease) in cash and cash equivalents	46,726	(17,554)	20,061
Cash and cash equivalents—Beginning of year	4,886	22,440	2,379

Cash and cash equivalents—End of year	$51,612	$4,886	$22,440

Noncash investing activities:
Property and equipment purchases included in accounts payable	$870	$7	$111

Noncash financing activities:
Fair value of warrants allocated to debt discount	$—	$—	$304

Fair value of warrants allocated to deferred finance fees	$168	$—	$155

Accretion of redeemable convertible preferred stock	$3,704	$4,967	$2,967

Conversion of notes payable into Series D redeemable convertible preferred stock	$—	$—	$4,797

Conversion of redeemable convertible preferred stock into common stock	$101,774	$—	$—

Initial public offering costs incurred but unpaid at period end	$265	$—	$—

Supplementary cash flow information—Interest paid	$369	$485	$325

See notes to consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS

BIND Therapeutics, Inc. (the “Company”) was incorporated on May 19, 2006 as BIND Biosciences, Inc. and officially changed its name to BIND Therapeutics, Inc. in April 2013. The Company is a clinical-stage nanomedicine platform company developing Accurins, the Company’s targeted and programmable therapeutics. The Company’s strategy is to leverage its medicinal nanoengineering platform to develop its own pipeline of Accurins, initially in oncology, as well as to develop Accurins in collaboration with biopharmaceutical companies. Since incorporation, the Company has been engaged in research and development activities, raising capital and recruiting. In 2011, the Company formed a Russian subsidiary to perform preclinical and clinical activities in Russia.

The Company’s success is dependent upon its ability to successfully complete clinical development of and obtain regulatory approval of its drug candidates; successfully commercialize any approved products; generate revenue; meet its obligations; maintain adequate financing; and, ultimately, attain profitable operations.

On September 25, 2013, the Company completed an initial public offering (“IPO”) of its common stock, which resulted in the sale of 4,700,000 shares, at a price of $15.00 per share. The Company received net proceeds before expenses from the IPO of $65.6 million after deducting underwriting discounts and commissions paid by the Company. In preparation for the IPO, the Company’s Board of Directors and stockholders approved a 1:2.62 reverse stock split of the Company’s common stock effective September 5, 2013. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted, where necessary, to give effect to this reverse stock split. In August 2013, in connection with the initial filing of the Company’s registration statement, 833,333 shares of Series BRN automatically converted to common stock, resulting in an additional 318,065 shares of common stock of the Company becoming outstanding. In connection with the closing of the IPO, all of the Company’s outstanding redeemable convertible preferred stock automatically converted to common stock at a 1:2.62 ratio on September 25, 2013, resulting in an additional 8,515,439 shares of common stock of the Company becoming outstanding. On October 18, 2013, the underwriters exercised in part their option to purchase additional shares pursuant to the underwriting agreement relating to the Company’s IPO. On October 23, 2013, the Company closed a portion of the underwriters over-allotment option, and the Company sold an additional 370,499 shares at a price to the public of $15.00 per share. The Company received net proceeds before expenses of approximately $5.2 million after deducting underwriting discounts and commissions paid by the Company. The significant increase in the shares outstanding in September 2013 is expected to impact the year-over-year comparability of the Company’s (loss) earnings per share calculations for the next twelve months.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BIND RUS, LLC, a Russian limited liability corporation, and BIND Securities Corporation, a Massachusetts securities corporation. All intercompany accounts and transactions have been eliminated.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities (including clinical trial accruals), and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Foreign Currency Translation—The functional currency of the Russian subsidiary is the Ruble. All assets and liabilities of the Company’s Russian subsidiary are translated at year-end exchange rates and revenues and expenses are translated at average exchange rates for the year. Translation adjustments are reflected in the accumulated other comprehensive (loss) income component of stockholders’ equity. At December 31, 2013 and 2012, the Company maintained cash, including restricted cash, of $5.9 million, and $3.7 million, respectively, in Russian banks, a portion of which is denominated in U.S. dollars. Accordingly, the amounts denominated in U.S. dollars are subject to transaction gains and losses, which are reported in the accompanying consolidated statements of operations.

Cash and Cash Equivalents—Cash equivalents are stated at fair value and include short-term, highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents consist of money market funds recorded at fair value and corporate debt securities recorded at amortized costs.

Short-term and Long-term Investments—Short-term and long-term investments represent holdings of marketable securities in accordance with the Company’s investment policy and cash management strategy. Short-term investments are classified as available-for-sale and mature within 12 months from the balance sheet date. Long-term marketable securities represent investments with maturity dates greater than one year from the balance sheet date. At the time that the maturity dates of these investments become one year or less, the securities are reclassified to current assets. The Company’s investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. These investments are deemed Level 2 assets under the fair value hierarchy as their fair value is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlements date, and current interest rates.

The fair value of the marketable securities at December 31, 2013 by contractual maturity, are shown below (in thousands).

Due in one year or less	$10,384
Due after one year through 5 years	15,387

$25,771

Restricted Cash—Restricted cash represents cash deposits held in connection with obligations under facility leases (see Note 13) or as performance collateral under the Company’s grant from the Ministry for Industry and Trade of the Russian Federation (see Note 4). Amounts are reported as non-current unless restrictions are expected to be released in the next twelve months.

Concentration of Credit Risk—Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash. Substantially all of the Company’s cash is held at financial institutions that management believes to be of high-credit quality. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

As of December 31, 2013, three customers accounted for 45%, 28%, and 18% of accounts receivable. As of December 31, 2012, one customer accounted for 100% of accounts receivable.

During the year ended December 31, 2013, the Company had three customers representing 38%, 25% and 23% of total revenue. During the year ended December 31, 2012, the Company had four customers representing 38%, 31%, 16% and 15% of total revenue. During the year ended December 31, 2011, the Company had two customers representing 55% and 39% of total revenue.

Property and Equipment—Property and equipment are recorded at cost. Costs associated with maintenance and repairs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives:

Asset Category	Useful Lives
Equipment	3–7 years
Furniture and fixtures	3–7 years
Leasehold improvements	3–10 years or the remaining term of respective lease, if shorter

Impairment of Long-Lived Assets—Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. To date, no such impairment has occurred.

Segment and Geographic Information—Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company’s chief decision maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company views its operations and manages its business as one operating segment, however the Company operates in two geographic regions: United States (Cambridge, MA) and Russia (Moscow). Information about the Company’s operations in different geographic regions is presented in the tables below (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenues:
United States	$9,955	$724	$905
Russia	946	323	—

Total Revenues	$10,901	$1,047	$905

	As of December 31,
	2013	2012	2011
Long-Lived Assets:
United States	$4,730	$3,973	$2,556
Russia	1,349	103	—

Total Long-Lived Assets	$6,079	$4,076	$2,556

Deferred Rent—Deferred rent consists of rent escalation payment terms, tenant improvement allowances and other incentives received from landlords related to the Company’s operating leases. Rent escalation represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease. Tenant improvement allowances and other incentives are recorded as deferred rent and amortized as a reduction of periodic rent expense, over the term of the applicable lease.

Preferred Stock Warrant Liability—The Company accounts for warrants to purchase redeemable convertible preferred stock as liabilities. The warrants are recorded at fair value, estimated using the Black-Scholes option-pricing model, and marked to market at each consolidated balance sheet date with changes in the fair value of the liability recorded in the consolidated statements of operations. In September 2013 the preferred stock warrants were automatically adjusted on the date of the closing of the IPO to provide for the issuance of shares of common stock upon their exercise, and are no longer measured at fair value.

Redeemable Convertible Preferred Stock—The Company classifies redeemable convertible preferred stock that is redeemable outside of the Company’s control outside of permanent equity. The Company recorded such redeemable preferred stock at fair value upon issuance, net of any issuance costs or discounts, and the carrying value was being increased by periodic accretion to its redemption value. In the absence of retained earnings these accretion charges were recorded against additional paid in capital, if any, and then to accumulated deficit. In connection with the public filing of the Company’s registration statement on Form S-1 and the closing of the IPO, all of the Company’s outstanding redeemable convertible preferred stock automatically converted to common stock at a 1:2.62 ratio in September 2013 resulting in an additional 8,833,504 shares of common stock of the Company becoming outstanding.

Revenue Recognition

Collaborative Research and Development and Multiple-Deliverable Arrangements

The Company enters into collaborative arrangements with strategic partners for the development and commercialization of product candidates utilizing the Company’s technologies. The terms of these agreements have typically included multiple deliverables by the Company (for example, license rights, research and development services and manufacturing of clinical materials) in exchange for consideration to the Company of some combination of non-refundable license fees, research and development funding, payments based upon achievement of clinical development or other milestones and royalties in the form of a designated percentage of product sales or profits.

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured. Multiple-deliverable arrangements, such as license and development agreements, are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price method and the appropriate revenue recognition principles are applied to each unit. When the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized, over the performance period.

Royalty Revenues and Sales-Based Milestones

Under certain of its agreements, the Company may be entitled to royalty revenues and/or milestone payments based on net sales. The Company will recognize royalty revenues and sales-based milestone payments in the period that sales are reported to the Company, assuming all other revenue recognition criteria are met.

Grant Revenue

Revenues from government grants are recognized in the period the Company performs the service.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized within one year following the balance sheet date are classified as non-current deferred revenue.

Research and Development Costs—Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, an allocation of facilities expenses, overhead expenses, manufacturing process-development and scale-up activities, clinical trial and related clinical manufacturing expenses, fees paid to clinical research organizations and investigative sites, payments to universities under our license agreements and other outside expenses. Research and development costs are expensed as incurred. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense until incurred.

Stock-Based Compensation—The Company accounts for all share-based payment awards granted to employees and nonemployees using a fair value method. The Company’s share-based payments include stock options and grants of common stock, including common stock subject to vesting. The measurement date for employee awards is the date of grant, and share-based compensation costs are recognized as expense over the employees’ requisite service period, which is the vesting period, on a straight-line basis. The Company issued performance based grants where the vesting of the grant is tied to certain milestone performance and in these cases, the compensation is recognized as expense when the probability of the milestone is met (and stock vested). The measurement date for nonemployee awards is the date the services are completed, resulting in periodic adjustments to stock-based compensation during the vesting period for changes in the fair value of the awards. Stock-based compensation costs for nonemployees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation is classified in the accompanying consolidated statements of operations based on the department to which the related services are provided.

Net Loss Per Share Attributable to Common Stockholders—Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as-if-converted method, for convertible securities, if inclusion of these is dilutive.

Income Taxes—Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the consolidated financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. The Company classifies interest and penalties associated with such uncertain tax positions as a component of income tax expense. As of December 31, 2013, the Company has not identified any material uncertain tax positions.

Guarantees and Indemnifications—As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. The Company leases laboratory and office space in Cambridge, Massachusetts, under a noncancelable operating lease. The Company has standard indemnification arrangements under these leases that require it to indemnify the landlord against any liability for injury, loss, accident, or damage from any claims, actions, proceedings, or costs resulting from certain acts, breaches, violations, or nonperformance under the Company’s lease.

Through December 31, 2013, the Company had not experienced any losses related to these indemnification obligations and no material claims were outstanding. The Company does not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Recent Accounting Pronouncements—In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 amends Accounting Standards Codification (“ASC”) 740, Income Taxes, by providing guidance on the financial statement presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. ASU 2013-11 will be effective for the Company for interim and annual periods beginning after December 15, 2013, with early adoption permitted. We do not expect the adoption of this ASU to have any impact on our consolidated financial statements.

3.    NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share data):

	Years Ended December 31,
	2013	2012	2011
Net loss	$(27,663)	$(19,240)	$(16,855)
Accretion of preferred stock issuance costs to redemption value	(308)	(472)	(153)
Accrued dividends on redeemable convertible preferred stock	(3,396)	(4,495)	(2,814)

Net loss attributable to common stockholders—basic and diluted	$(31,367)	$(24,207)	$(19,822)

Weighted-average number of common shares—basic and diluted	6,049,385	2,069,071	1,887,082
Net loss per share attributable to common stockholders—basic and diluted	$(5.19)	$(11.70)	$(10.50)

Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share.

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or as-if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	As of December 31,
	2013	2012	2011
Options to purchase common stock	2,212,298	2,081,609	1,089,025
Warrants to purchase common stock	74,412	—	—
Warrants to purchase redeemable convertible preferred stock	—	60,305	60,305
Redeemable convertible preferred stock	—	7,631,520	7,631,520
Unvested common stock	27,866	187,517	347,158

4.    REVENUE

The Company’s revenue for the periods presented consists of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Government grants	$946	$479	$357
Research and development and collaboration agreements	9,955	568	548

Total	$10,901	$1,047	$905

Government Grants—Government grants consist primarily of research grants from the U.S. National Institutes of Health (NIH) and the Ministry for Industry and Trade of the Russian Federation. NIH contracts have been awarded in 2011 and 2010 in the amount of approximately $244,000 and $447,000, respectively, of which approximately $156,000 and $357,000 was recognized in 2012 and 2011, respectively.

The grant from the Ministry for Industry and Trade of the Russian Federation was awarded in October 2012 in the amount of 147.9 million Rubles (RUB) ($4.9 million). A total of 25.9 million RUB ($1.0 million) was received in 2012 of which $0.3 million was recognized as revenue in 2012 with the balance of $0.7 million recorded as deferred revenue at December 31, 2012. Advance funding for the next phase of the contract was received in January, July, and December 2013 in the amount of 39 million RUB ($1.2 million). Total revenue recognized for this contract for the year ended December 31, 2013, was $0.9 million and the remaining balance of cash received to date on this contract was recorded in deferred revenue at December 31, 2013.

Research and Development and Collaboration Agreements—Revenue recognized for research and development agreements in 2013 and 2012 relate principally to agreements with large pharmaceutical companies entered into in 2013 and 2012. Under these agreements, the Company performs research and/or studies to assess the feasibility of developing Accurins incorporating therapeutic payloads from such pharmaceutical companies’ proprietary product portfolios and provides the resulting data from such work to the pharmaceutical companies in exchange for upfront fees that were initially deferred and are being recognized over the performance period.

Amgen, Inc.—In January 2013, the Company entered into a license agreement with Amgen, Inc., pursuant to which the Company granted to Amgen an option to obtain an exclusive worldwide license to develop, manufacture and commercialize an Accurin incorporating a specified Amgen drug candidate for all uses except for some vaccine applications (“Amgen Option”). In December 2013, the Company and Amgen amended the license agreement to extend the period during which Amgen may exercise its option by six months, to July 2014. Amgen may exercise its option by paying to the Company a specified option exercise fee. If Amgen exercises its option, it will be solely responsible for all further development and commercialization activities, and must use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize at least one licensed product. If Amgen fails to exercise its option within such time period, then the Company has the right to exercise an exclusive option to obtain a license from Amgen to develop, manufacture and commercialize Accurins containing the Amgen drug candidate on terms to be mutually agreed. Until Amgen’s option expires, the Company may not develop any nanotherapeutic against the same target as Amgen’s drug candidate; however, if Amgen exercises its option, it must pay the Company an annual fee to maintain this target exclusivity. This annual fee will total $54.0 million over a ten-year period following exercise of the option by Amgen, if at all, subject to Amgen’s annual election to maintain exclusivity, and will continue to be payable so long as Amgen continues such election. If Amgen defers its initial election for extended exclusivity until after the expiration of the option period, Amgen will be obligated to pay 200% of each such annual amount.

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

The Company’s deliverables under the agreement include conducting the research and development program and participation on a Joint Research Committee (“JRC”). The JRC deliverable ends at the same time as the research and development services. The Company’s obligations related to the research and development services are to use commercially reasonable efforts to perform the research as set forth in the design/preclinical collaboration plan. Having determined that the JRC does not have standalone value apart from the research and development program, the Company considered these deliverables as a single unit of accounting. The Company concluded that the Amgen Option is not a deliverable of the agreement because it is a substantive option and is not priced at a significant and incremental discount. The performance period is the expected period over which the services of the combined unit are performed, which the Company expects will span through the middle of 2014. The upfront payment will be recognized over the performance period on a proportional performance basis. During the year ended December 31, 2013, the Company recognized revenue of $4.2 million, related to the amortized portion of the upfront payment

Pfizer Inc.—In March 2013, the Company entered a research, option and license agreement with Pfizer Inc. pursuant to which the Company granted to Pfizer two options to obtain an exclusive worldwide license to use, develop, manufacture and commercialize Accurins incorporating specified Pfizer drug candidates, for the treatment, prevention and/or diagnosis of any disease or medical condition in humans, except that the licensed rights exclude some vaccine products and products for the treatment of brain cancer. Pfizer may exercise either one or both of its options to acquire the exclusive license for the specified drug candidate during a period of approximately 30 months, beginning on the effective date of the agreement and subject to certain adjustments, by paying the Company a specified option exercise fee. If Pfizer exercises any option, it will be solely responsible for all further development and commercialization activities with respect to the licensed products covered by the option, and is also solely responsible for obtaining all regulatory approvals for the applicable licensed products and conducting all communications with regulatory authorities.

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

The Company’s deliverables under the agreement include the research and development services and participation on a JRC. The JRC deliverable ends at the same time as the research and development services. The Company’s obligations related to the research and development services are to use commercially reasonable efforts to perform the research as set forth in the design/preclinical collaboration plan. The Company determined that the JRC does not have standalone value apart from the research and development services and the Company considered these deliverables a single unit of accounting. The Company concluded that the Pfizer options are not deliverables of the agreement because they are substantive options and are not priced at a significant and incremental discount. The performance period is the expected period over which the services of the combined unit are performed, which the Company expects will span through 2015. The Company is utilizing a proportional performance model to recognize the upfront payment and other research payments (FTE’s and external costs). During the year ended December 31, 2013, the Company recognized a total of $2.7 million under the Pfizer agreement.

AstraZeneca AB—In April 2013, the Company entered a license agreement with AstraZeneca. Under the agreement, pursuant to which the Company granted to AstraZeneca a worldwide license to research, develop, manufacture and commercialize Accurins incorporating a specified AstraZeneca product candidate for any therapeutic use in humans or animals. This license is exclusive with respect to the Company’s intellectual property rights that arise under this agreement or the feasibility study that preceded it, and non-exclusive with respect to all of the Company’s other intellectual property rights. The Company and AstraZeneca are each responsible for using commercially reasonable efforts to develop licensed products under a development plan that extends a previously completed feasibility study the Company conducted for AstraZeneca. AstraZeneca is required to pay for all of the Company’s development costs. AstraZeneca is also solely responsible for, and must use commercially reasonable efforts in, obtaining all regulatory approvals for licensed products.

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

The Company determined that the deliverables under the agreement include the license, the research and development services and participation in the Joint Steering Committee (“JSC”). The JSC deliverable ends at the same time as the research and development services. The Company’s obligations related to the research and development services are to use commercially reasonable efforts to perform the research as set forth in the design/preclinical collaboration plan. The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and undelivered research and development services and participation in the JSC do not have standalone value due to the specialized nature of the research services to be provided by the Company. In addition, while AstraZeneca has the ability to grant sublicenses, it cannot sublicense all or substantially all of its rights under the agreement. The uniqueness of the Company’s research services and the limited sublicense right are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered research and development and JSC services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition model on the final deliverable. Under the agreement, the last deliverable to be completed is the research and development services and participation in the JSC which are expected to be completed in 2015. The Company is utilizing a proportional performance model to recognize revenue to recognize the upfront payment and other research payments (FTE’s and external costs). During the year ended December 31, 2013, the Company recognized a total of $2.5 million under the AstraZeneca agreement.

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses as of December 31, 2013, and 2012, consisted of the following (in thousands):

	As of December 31,
	2013	2012
Prepaid service agreements	$345	$951
Prepaid insurance expenses	532	41
Prepaid clinical expenses	313	—
VAT receivable	175	228
Other prepaid expenses and other current assets	167	210

Total prepaid expenses and other current assets	$1,532	$1,430

6.    PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2013 and 2012, consisted of the following (in thousands):

	As of December 31,
	2013	2012
Equipment	$7,216	$4,465
Leasehold improvements	3,119	2,459
Furniture and fixtures	97	94

Total property and equipment	10,432	7,018
Less accumulated depreciation and amortization	(4,353)	(2,942)

Property and equipment—net	$6,079	$4,076

Depreciation and amortization expense for the years ended December 31, 2013, 2012, and 2011, was $1.4 million, $1.2 million, and $0.7 million, respectively.

7.    FAIR VALUE MEASUREMENTS

As of December 31, 2013, and 2012, the carrying amounts of cash and cash equivalents, restricted cash, receivables, debt, accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments. All such measurements are Level 2 measurements in the fair value hierarchy. Included in cash and cash equivalents as of December 31, 2013 and 2012, are money market fund investments of $45.3 million and $2.7 million, and corporate debt securities of $0.5 million and zero, respectively.

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

A summary of the assets and liabilities that are measured at fair value as of December 31, 2013 and 2012, is as follows (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Money market funds(1)	$45,268	$45,268	$—	$—
Corporate debt securities(2)	1,783	—	1,783	—
U.S. government agency notes(2)	23,988	—	23,988	—

Total	$71,039	$45,268	$25,771	$—

December 31, 2012
Money market funds(1)	$2,653	$2,653	$—	$—

Preferred stock warrant liability	$404	$—	$—	$404

(1)	Money market funds are included within cash and cash equivalents and restricted cash in the accompanying consolidated balance sheets.
(2)	Corporate debt securities and U.S. government agency notes are included within short-term investments and long-term investments in the accompanying consolidated balance sheets.

The reconciliation of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Years Ended December 31,
	2013	2012
Balance at beginning of period	$404	$744
Fair value of warrants issued	168	—
Change in fair value of warrants	273	(340)
Conversion to common stock warrants	(845)	—

Balance at end of period	$—	$404

The Company’s warrants were classified as level 3 and valued using the Black-Scholes option pricing model. The fair values were derived by applying the following assumptions:

As of December 31,
2012
Expected volatility	70%
Weighted-average risk-free interest rate	1.78
Expected dividend yield	0%
Expected term (years)	5.5 to 8.0

The preferred stock warrants were automatically adjusted on the date of the closing of the IPO, September 25, 2013, to provide for the issuance of shares of common stock upon their exercise, and is no longer measured at fair value.

8.    ACCRUED EXPENSES

Accrued expenses as of December 31, 2013 and 2012, consisted of the following (in thousands):

	As of December 31,
	2013	2012
Accrued expenses	$1,087	$488
Accrued clinical trial costs	709	351
Accrued compensation and benefits	612	560

Total accrued expenses	$2,408	$1,399

9.    LONG-TERM DEBT

Equipment Loans—During 2011, the Company entered into three loans for the purchase of equipment totaling approximately $150,000. The loans are being repaid over three years with interest at a rate of 16%. The total amount outstanding as of December 31, 2013 and 2012, was approximately $40,000 and $91,000, respectively.

Credit Facility—In January 2011, the Company entered into a loan and security agreement (the credit facility) that provided for borrowings of up to $10,000,000 through March 2011 and then extended the term of the agreement to June 2011. In June 2011, the Company borrowed $5,000,000 under the credit facility, the remaining $5,000,000 available expired and the agreement converted to a three-year term loan. Interest accrues daily on the outstanding balance at the prime rate plus 7.45%, with a minimum of 10.7%. The effective interest rate for the year ended December 31, 2011 was 10.7%. Beginning in February 2012, the loan principal and accrued interest are due in 30 equal monthly installments. In June 2013, the Company amended and restated the credit facility to provide for borrowings of up to $8,500,000 through December 2013. Upon closing in June 2013, the Company borrowed $4,500,000. The proceeds from the initial borrowing were used to pay off the outstanding balance of $2.3 million on the term loan. The amendment and pay off have been accounted for as a debt extinguishment. There was no gain or loss associated with the extinguishment. No additional amounts were borrowed under the credit facility and the remaining $4,000,000 is no longer available to the Company.

Interest on the amended and restated credit facility accrues daily on the outstanding balance at a rate of 10.25% plus the prime rate less 3.25% (a minimum of 10.25%) and is payable monthly through February 2014. Beginning in March 2014, the loan principal and accrued interest are due in 30 equal monthly installments. The loan can be prepaid at any time with certain additional amounts due based on the date of the prepayment. The loan is secured by the tangible assets of the Company as of the date of the loan and additions acquired thereafter. The credit facility permits the lender to declare a default upon the occurrence of a material adverse event as defined. Under such default, all amounts outstanding under the credit facility would be payable immediately. The credit facility contains certain restrictions on additional indebtedness, stock repurchases, dividend payments and future loans. The total amount outstanding under these facilities as of December 31, 2013 and 2012, was $4.5 million and $3.3 million, respectively.

As part of the initial credit facility and the extension in 2011, the Company issued warrants to purchase up to 50,100 shares of Series C-1 preferred stock at an exercise price of $4.00 per share. In connection with the $5,000,000 borrowing, the Company issued a warrant to purchase 99,900 shares of Series C-1 preferred stock at an exercise price of $4.00 per share. The warrants expire in January 2021. The fair value of the warrants issued with the loan and security agreement totaled approximately $155,000 at the date of issuance (January 2011) and was recorded as a warrant liability and deferred financing fees. The fair value of the warrants issued with the borrowing totaled approximately $304,000 at the date of issuance (June 2011) and was recorded as a warrant liability and a discount on the borrowing. The deferred financing fees and the discount are being amortized to interest expense over the three-year term. Upon the extinguishment of the debt in June 2013, all unamortized deferred financing fees and discounts were written off and recorded as interest expense in the consolidated statements of operations.

At their respective issuance dates, the warrants were valued using the Black-Scholes option-pricing model with the following assumptions: volatility of 70%, life of 10 years, and a risk-free interest rate of 3.39%. The Company determined the fair value of the warrant at the end of each subsequent reporting period using the Black-Scholes option-pricing model (see Note 7) until their conversion to common stock warrants upon the initial public offering in September 2013.

As part of the amendment and restatement of the credit facility in June 2013, the Company agreed to issue warrants to purchase shares of Series D preferred stock with a total value of approximately $370,000, with warrants to purchase 36,963 shares of Series D preferred stock issued with the June 2013. The warrants expire in June 2023. The fair value of the warrants issued at the closing totaled approximately $168,000 and was recorded as interest expense in the consolidated statements of operations, as a result of the debt extinguishment, and warrant liability. At the issuance dates, the warrants were valued using the Black-Scholes option-pricing model with the following assumptions: volatility of 70%, life of 10 years, and a risk-free interest rate of 2.15%. As disclosed in Note 3 the preferred stock warrants were automatically converted on the date of the closing of the IPO, September 25, 2013, to provide for the issuance of shares of common stock upon their exercise and no longer represent a liability of the Company.

As of December 31, 2013, there are a total of 74,412 warrants to purchase common stock outstanding.

Future principle payments under the Company’s debt agreements as of December 31, 2013, are as follows (in thousands):

2014	$1,411
2015	1,792
2016	1,482

$4,685

Convertible Notes—In September 2011, the Company issued convertible notes to investors totaling $4,750,000. These notes were converted into Series D redeemable convertible preferred stock in November 2011 at a discount of 25%. The conversion discount resulted in a beneficial conversion feature to the holder in the amount of $1.2 million, which the Company has recorded as additional interest expense in 2011.

10.    REDEEMABLE CONVERTIBLE PREFERRED STOCK

The following is a summary of the Company’s redeemable convertible preferred stock.

In January 2013, the Company issued an additional 1,449,614 shares of Series D to existing investors for gross proceeds of $8.7 million or $6.00 per share. Costs incurred in connection with the January 2013 issuance totaled approximately $107,000 and have been recorded as a reduction to the carrying amounts of the Series D.

In June 2013, the Company issued an additional 1,449,614 shares of Series D for gross proceeds of $8.7 million or $6.00 per share. Costs incurred in connection with the June 2013 issuance totaled approximately $6,000 and have been recorded as a reduction to the carrying amounts of the Series D.

In July 2013, the Company issued an additional 250,000 shares of Series BRN for gross proceeds of $1.5 million or $6.00 per share. In August 2013, in connection with the initial filing of the Company’s registration statement, 833,333 shares of Series BRN automatically converted to common stock, resulting in an additional 318,065 shares of common stock of the Company becoming outstanding.

In connection with the closing of the IPO, all of the Company’s outstanding redeemable convertible preferred stock automatically converted to common stock at a 1:2.62 ratio on September 25, 2013, resulting in an additional 8,515,439 shares of common stock of the Company becoming outstanding.

Preferred stock consisted of the following as of December 31, 2012, (in thousands, except share data):

	Preferred Shares Authorized	Issuance Date	Preferred Shares Issued and Outstanding	Redemption Value/Liquidation Preference	Carrying Value
Series A	2,461,600	November 2006	2,461,600	$3,402	$3,402
		and January 2007
Series B	6,458,000	November 2007	6,450,000	21,100	21,100
		and July 2009
Series C	3,520,000	October 2009	3,520,000	13,226	13,171
Series C-1	5,255,238	June 2010	3,105,238	14,316	14,270
Series D	3,874,412	November 2011	3,874,412	24,848	23,532
Series BRN	4,208,334	November 2011	583,333	4,163	3,811

	25,777,584		19,994,583	$81,055	$79,286

The differences between the respective redemption values/liquidation preference and carrying values were being accreted over the period from the date of issuance to the earliest possible redemption date.

Costs incurred in connection with the issuance of Series A, Series B, Series C, Series C-1, Series D, and Series BRN redeemable convertible preferred stock (collectively, the “Preferred Stock”) through December 2012 were approximately $33,000, $143,000, $172,000, $92,000, $516,000, and $412,000, respectively, which have been recorded as a reduction to the carrying amounts of Series A, Series B, Series C, Series C-1, Series D, and Series BRN, respectively, and are being accreted to the carrying value of the applicable preferred stock to the redemption date.

11.    STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock—In January 2010, the Company issued 442,254 shares of common stock to an employee in exchange for a full recourse promissory note in the amount of approximately $533,000, the fair value of the shares at the date of issuance. In May 2010, the Company issued 233,109 shares of common stock to its founders in exchange for full recourse promissory notes in the amount of approximately $379,000, the fair value of the shares at the date of issuance. These shares are subject to vesting over a period of four years and have a weighted-average remaining vesting term of 0.25 years as of December 31, 2013. Should these stockholders no longer meet certain minimum employment or service requirements, the Company has the right to repurchase the unvested shares of common stock at the original purchase prices. All such promissory notes receivable from stockholders had been recorded as reductions of stockholders’ equity until they were paid in full in August 2013 (see Note 15).

The Company does not reflect the shares of restricted common stock as outstanding until they vest. The amounts paid by the recipients of the shares are recorded in additional paid-in capital until the shares vest. A majority of the unvested shares of common stock will vest upon the sale of all or substantially all of the stock or assets of the Company.

A summary of common stock issued pursuant to vesting terms as of December 31, 2013 and changes during the year then ended, are as follows (in thousands, except share and per share data):

	Shares	Average Grant- Date Fair Value
Common stock subject to repurchase—January 1, 2013	187,517	$1.39
Vested	159,651	$1.36

Common stock subject to repurchase— December 31, 2013	27,866	$1.50

The total fair value of common stock vested during the years ended December 31, 2013 and 2012, was approximately $217,000 for both years.

2006 Stock Incentive Plan—The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) provides for the issuance of common stock and stock options to employees, officers, directors, consultants, and advisors. Under the 2006 Plan, the Board determines the number of shares of common stock to be granted pursuant to the awards, as well as the exercise price and terms of such awards. The exercise price of incentive stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the 2006 Plan expire 10 years after the grant date, unless the Board sets a shorter term. In June 2013, the Board increased the number of shares authorized to be issued under the 2006 Plan to 3,157,394. As of December 31, 2013, there were no shares of common stock available for future grant under the 2006 Plan.

Prior to September 19, 2013, in determining the exercise prices for options granted, the Board has considered the fair value of the common stock as of the measurement date. The fair value of the common stock has been determined by the Board based on a variety of different factors, including the Company’s financial position, the status of development efforts within the Company, the composition and ability of the current scientific and management teams, the current climate in the market place, the illiquid nature of the Company’s common stock, arm’s-length sale of the Company’s preferred stock, the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event, among others.

2013 Incentive Award Plan—The Company’s 2013 Incentive Award Plan (the “2013 Plan”) provides for the issuance of common stock and stock options to employees, officers, directors, consultants, and advisors. Under the 2013 Plan, the Board determines the number of shares of common stock to be granted and the terms pursuant to the awards. The exercise price of incentive stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the 2013 Plan expire 10 years after the grant date, unless the Board sets a shorter term. In September 2013, the Board authorized the number of shares authorized to be issued under the 2013 Plan to 1,335,877. The 2013 Plan provides an annual increase on the first day of each calendar year beginning January 1, 2014 and ending on and including January 1, 2023, equal to the lesser of (A) 1,335,877 Shares, (B) 4% of the Shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (C) such smaller number of Shares as determined by the Board; provided, however, no more than 10,000,000 Shares may be issued upon the exercise of Incentive Stock Options. As of December 31, 2013, there were 1,301,326 shares of common stock available for future grant under the 2013 Plan.

A majority of the unvested stock options will vest upon the sale of all or substantially all of the stock or assets of the Company.

A summary of option activity under the 2013 Plan and 2006 Plan as of December 31, 2013, and changes during the year then ended is as follows (in thousands, except share and per share data):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding—January 1, 2013	2,081,500	$2.00	8.37	$6,520
Granted	330,206	6.88
Exercised	(195,447)	1.21
Forfeited	(3,961)	1.77

Outstanding—December 31, 2013	2,212,298	$2.81	7.90	$27,176

Exercisable—December 31, 2013	1,362,483	$2.67	7.45	$16,920

Options vested and expected to vest—December 31, 2013	2,039,331	$2.81	7.84	$25,043

The Company records stock-based compensation related to stock options granted at fair value. During the years ended December 31, 2013, 2012, and 2011, the Company used the Black-Scholes option-pricing model to estimate the fair value of stock option grants and to determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The assumptions used in determining fair value of the stock options for the years ended December 31, 2013, 2012, and 2011, are as follows:

	For the Years Ended December 31,
	2013	2012	2011
Expected volatility	67%	66%	66%
Weighted-average risk-free interest rate	1.26	1.15	2.69
Expected dividend yield	0%	0%	0%
Expected term (years)	6.03	7.04	7.00

The Company derived the risk-free interest rate assumption from the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. The Company based the assumed dividend yield on its expectation of not paying dividends in the foreseeable future. The Company calculated the weighted-average expected term of options using the simplified method, as the Company lacks relevant historical data due to the Company’s limited operating experience. The estimated volatility is based upon the historical volatility of comparable companies with publicly available share prices. The accounting guidance for stock-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The weighted-average grant-date fair value of options granted in 2013, 2012 and 2011 was $6.05, $0.80, and $0.41 per share, respectively. The fair value is being expensed over the vesting period of the options (four years) on a straight-line basis as the services are being provided.

During the years ended December 31, 2013, 2012 and 2011, the Company issued nonemployee stock options to purchase 30,000, 165,970 and 6,488 shares of common stock, respectively, at a weighted-average exercise price of $9.33, $2.52 and $1.63 per share, respectively, with primarily a four-year vesting period. The shares were estimated to have a fair value at the grant date of approximately $221,000, $532,000 and $9,000, respectively, using the Black-Scholes option-pricing model using the fair value of the common stock and the following assumptions:

	For the Years Ended December 31,
	2013	2012	2011
Expected volatility	74%	66%	67%
Weighted-average risk-free interest rate	3.00	1.68	1.49
Expected dividend yield	0%	0%	0%
Expected term (years)	10	10	10

The related stock-based compensation is subject to remeasurement and is being expensed on a straight-line method over the vesting term.

As of December 31, 2013, there was $5.2 million (includes compensation for options containing performance conditions) of unrecognized compensation cost related to the stock options granted under the 2006 Plan and 2013 Plan. The compensation is expected to be recognized over the remaining requisite service period of 2.5 years at December 31, 2013.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying consolidated statement of operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Research and development	$1,695	$469	$189
General and administrative	4,321	224	54

Total	$6,016	$693	$243

In September 2013, certain performance based stock option awards, granted to two executives, vested upon the closing of the Company’s IPO resulting in stock-based compensation expense of $3.6 million.

Reserved Shares—As of December 31, 2013 and 2012, the Company has reserved the following shares of common stock for potential conversion of the Preferred Stock and exercise of stock options:

	December 31, 2013	December 31, 2012
Redeemable convertible preferred stock	—	10,180,025
Warrants to purchase redeemable convertible preferred stock	—	60,305
Warrants to purchase common stock	74,412	—
2013 and 2006 stock option plans	3,544,291	2,125,593

Total	3,618,703	12,365,923

12.    INCOME TAXES

The Company has no current or deferred income tax expense for the years ended December 31, 2013, 2012, and 2011, due to its net operating loss position. The Company did not record a federal or state income tax provision or benefit for the year ended December 31, 2013, due to the losses incurred in the in the corresponding periods as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

The reconciliation between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes is as follows:

	Years ended December 31,
	2013	2012	2011
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
State taxes, net of federal tax benefit	0.0	0.0	0.0
Change in valuation allowance	(32.9)	(33.3)	(35.6)
Research and development tax credit	1.7	2.3	2.2
Stock-based compensation	(4.6)	(0.4)	(0.5)
Return to Provision	1.7	—	—
Other	0.1	(2.6)	(0.1)

Total	0.0%	0.0%	0.0%

The significant components of the Company’s deferred tax assets as of December 31, 2013 and 2012, are as follows (in thousands):

	2013	2012
Net operating loss carryforwards	$12,161	$11,308
Capitalized expenses	23,187	14,556
Research and development credits	3,230	2,372
Accrued expenses	1,118	1,099
Property and equipment	326	214
Stock based compensation	1,419	106
Other—net	129	—

Deferred tax assets	41,570	29,655
Deferred tax liability	(658)	(524)
Valuation allowance	(40,912)	(29,131)

Net deferred tax asset and liability	$—	$—

Because of the Company’s limited operating history, management has concluded that it is more likely than not that the benefits of losses to date which result in deferred tax assets will not be realized and, accordingly, the Company provided a full valuation allowance against the net deferred tax assets. As such, there is no income tax benefit recorded in the accompanying consolidated statements of operations for all periods presented. The valuation allowance increased by approximately $11.8 million and $8.9 million in 2013 and 2012, respectively, due to the increase in the deferred tax assets (primarily due to the net operating loss carryforwards and capitalization of certain expenses for tax purposes).

At December 31, 2013, the Company had federal, foreign, and state net operating loss carryforward of approximately $26.4 million, $3.3 million, and $31.1 million, respectively, available to reduce future taxable income, if any. The federal net operating loss carryforwards expire beginning in 2026 and ending in 2032. The state net operating loss carryforwards began expiring in 2012 and may continue to expire through 2032. At December 31, 2013, the Company had available income tax credits of approximately $3.2 million, which are available to reduce future income taxes, if any, through 2026 (state) and 2033 (federal). As a result of the preferred stock issuances in 2006, 2007, 2009, 2010, 2011 and 2013 (see Note 10), the Company’s ability to use its federal and state net operating loss carryforward in the future may be limited due to change in ownership and the associated limitations in the U.S. Internal Revenue Code.

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards, which could be used annually to offset future taxable income.

The Company files tax returns in the United States, Massachusetts, and Russia. In the United States and Massachusetts, the tax years 2006 through 2012 remain open to examination by the Internal Revenue Service and in Russia, the tax year 2012 remains open to examination by taxing jurisdictions in Russia. As a result, carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or other state tax authorities if they have or will be used in a future period. The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction for any tax years. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception. The Company does not believe material uncertain tax positions have arisen to date.

13.    COMMITMENTS

Leases—The Company’s Cambridge headquarters is under a five-year operating lease beginning in April 2012 and expiring in 2017. The Company is subleasing additional space in the same building which expires on December 31, 2014. Total rent expense for all operating leases for the years ended December 31, 2013, 2012 and 2011 was $1.2 million, $1.2 million, and $0.9 million, respectively.

In connection with the lease agreement, the Company issued a letter of credit to the landlord for $0.5 million in 2011. The Company secured the letter of credit using restricted cash for the full amount of the letter.

Future minimum commitments due under all leases at December 31, 2013, are as follows (in thousands):

Year Ending December 31,
2014	$2,062
2015	1,566
2016	1,613
2017	547

Total minimum lease payments	$5,788

License Agreements—The Company has a license agreement to a portfolio of approximately 15 patent families from a university that was entered into in 2007. Pursuant to the terms of the agreement, the Company agreed to make minimum annual payments to the university and issued the university and certain other parties an aggregate of 130,386 shares of common stock with a fair value of approximately $52,000 in 2007. The minimum annual payments are $35,000 in 2013, $50,000 per year until the first commercial sale of product, and $75,000 per year after the first commercial sale of product. The Company will pay royalties in the low single digit percentages on the commercial sale of such licensed product. The minimum annual payments are creditable against future royalties. The Company may also make contingent payments to the university totaling up to $1.5 million in aggregate upon achievement of specified clinical, regulatory and commercial events. The Company is also required to pay the university a percentage, ranging from the high-single digits to the low-mid double digits, of any consideration the Company receives from sublicensees, including its collaboration partners, and a specified percentage, in the mid-single digits, of all payments the Company receives in excess of a specified amount in the aggregate for the practice of the licensed patents on behalf of non-sublicensee third parties. During the year ended December 31, 2013, the Company made payments totaling $1.4 million to the university in connection with sublicense consideration received.

The Company has a license agreement with a second university that was entered into in 2009. Under this agreement, the Company made an upfront payment of $30,000, may be required to make payments totaling $1 million based on the achievement of certain milestones and will pay royalties in the low single digit percentages on commercial sales of licensed products, subject to a minimum annual royalty. The current minimum annual royalty payable by the Company is $5,000, with such amount increasing to $60,000 on the seventh anniversary of the agreement and increasing an additional $10,000 annually thereafter. The Company is also required to pay the university 30% of consideration received from sublicensees who solely sublicense the intellectual property the Company has licensed from the university. No contingent payments have been made to the university through December 31, 2013.

In January 2013, the Company entered into a license agreement with a third university. The Company paid the university an upfront fee of $25,000 and is obligated to pay the university an annual license maintenance fee in varying amounts (ranging from $10,000 to $100,000) totaling $495,000 over the next ten years. The Company may be required to make payments of up to $260,000 for each licensed product based on the achievement of certain milestones. The Company may also pay royalties at a rate of less than 1% on commercial sales of such licensed products. The Company must also pay the university 40% of any consideration received from sublicensees who solely sublicense the intellectual property the Company has licensed from the university. The annual license maintenance fee is creditable against future royalty payments. No contingent payments have been made to the university through December 31, 2013.

The Company recorded research and development expenses relating to these agreements of $235,000, $40,000, and $40,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

14.    401(k) PLAN

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all of its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. At the election of its Board, the Company may elect to match employee contributions, but has not done so through December 31, 2013.

15.    RELATED PARTIES

The Company has engaged in the following related-party transactions:

A founder, who is also a stockholder and director, serves as a consultant to the Company. The individual is employed by a hospital that holds a less than 5% equity interest in the Company. The Company received a full recourse promissory note for approximately $189,000 from the consultant as consideration for restricted stock purchased in May 2010. The term of the note was four years and had a stated interest rate of 2.72%. The consultant paid $50,000 in principal and interest payments in both 2011 and 2012, respectively. The annual interest of approximately $3,000 and $4,000 is recorded as interest income in the consolidated statements of operations for 2012 and 2011, respectively. The Company paid the individual a total of $196,000 in 2013, 2012 and 2011, for the consulting services, which is included in research and development expense in the accompanying consolidated statements of operations. The principal balance due and accrued interest on the note payable was paid in full on August 6, 2013.

A second founder, who is also a stockholder and a director, serves as a consultant to the Company. The individual is employed by the university with which the Company has a license arrangement (see Note 8). The university also holds a less than 5% equity interest in the Company. The Company received a full recourse promissory note for approximately $189,000 from the consultant as consideration for restricted stock purchased in May 2010. The term of the note was four years and had a stated interest rate of 2.72%. The consultant paid $50,000 in principal and interest payments in both 2011 and 2012, respectively. The annual interest of approximately $3,000 and $4,000 is recorded as interest income in the consolidated statements of operations for 2012 and 2011, respectively. The Company paid the individual $125,000 in 2013, 2012 and 2011, for the consulting services, which is included in research and development expense in the accompanying consolidated statements of operations. The principal balance due and accrued interest on the note payable was paid in full on August 8, 2013.

In January 2010, the Company received a full recourse promissory note for approximately $533,000 from the Chief Executive Officer as consideration for restricted stock purchased. The term of the note was eight years and had a stated interest rate of 2.45%. The employee did not make any principal or interest payments in 2011 and 2012 in accordance with the terms of the note. The annual interest of approximately $8,000, $13,000, and $13,000 is recorded as interest income in the consolidated statements of operations in the years ended December 31, 2013, 2012 and 2011, respectively. The principal balance due and accrued interest was paid in full on August 7, 2013.

16.    QUARTERLY FINANCIAL DATA (unaudited)

The following table summarizes the unaudited quarterly financial data for the last two fiscal years:

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)

	Three-months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$1,488	$2,777	$4,566	$2,070

Operating expenses:
Research and development	5,657	5,960	5,348	7,405
General and administrative	1,967	2,449	6,280	2,698

Total operating expenses	7,624	8,409	11,628	10,103

Loss from operations	(6,136)	(5,632)	(7,062)	(8,033)
Other income (expense)	(153)	(287)	(316)	(44)

Net loss	(6,289)	(5,919)	(7,378)	(8,077)
Accretion of redeemable convertible preferred stock	(1,335)	(1,412)	(957)	—

Net loss attributable to common stock holders	$(7,624)	$(7,331)	$(8,335)	$(8,077)

Net loss per share attributable to common stockholders:
Basic and diluted	$(3.51)	$(3.32)	$(2.46)	$(0.50)
Weighted average common shares outstanding:
Basic and diluted	2,170,827	2,210,766	3,391,239	16,298,668

Subsequent to the issuance of the Company’s September 30, 2013 financial statements, the Company corrected an error relating to the calculation of earnings per share. The correction increased the weighted average number of shares outstanding for the three-months ended September 30, 2013, by 306,506 and decreased the loss per share for the three-months ended September 30, 2013, by $0.24. The Company determined the effect of the change in weighted average number of shares to be immaterial.

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)

	Three-months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue	$344	$90	$66	$547

Operating expenses:
Research and development	3,241	2,987	3,363	3,461
General and administrative	1,130	1,700	1,770	2,025

Total operating expenses	4,371	4,687	5,133	5,486

Loss from operations	(4,027)	(4,597)	(5,067)	(4,939)
Other income (expense)	(792)	480	(143)	(155)

Net loss	(4,819)	(4,117)	(5,210)	(5,094)
Accretion of redeemable convertible preferred stock	(1,243)	(1,242)	(1,244)	(1,238)

Net loss attributable to common stock holders	$(6,062)	$(5,359)	$(6,454)	$(6,332)

Net loss per share attributable to common stockholders:
Basic and diluted	$(3.02)	$(2.62)	$(3.09)	$(2.97)
Weighted average common shares outstanding:
Basic and diluted	2,007,700	2,048,496	2,089,090	2,130,976

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 28, 2014 to be filed with the Securities and Exchange Commission.

Item 10.	Directors, Executive Officers and Corporate Governance

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website at http://ir.bindtherapeutics.com/governance.cfm in the “Investors & Media” section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above.

The information in response to this item is contained in part under the caption “Executive Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K. The remainder of the response to this item is contained in the Proxy Statement for the Company’s Annual Meeting of Stockholders scheduled to be held on May 28, 2014 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Stockholders scheduled to be held on May 28, 2014 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Stockholders scheduled to be held on May 28, 2014 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Stockholders scheduled to be held on May 28, 2014 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be disclosed by this item is contained in the Proxy Statement for the Company’s Annual Meeting of Stockholders scheduled to be held on May 28, 2014 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	List of Financial Statements

The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.

2.	List of Financial Statement Schedules

All schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

3.	List of Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of BIND Therapeutics, Inc.	8-K	001-36072	3.1	9/25/13

3.2	Amended and Restated By-laws of BIND Therapeutics, Inc.	8-K	001-36072	3.2	9/25/13

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-190566	4.1	9/5/13

4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated as of November 7, 2011, as amended	S-1	333-190566	4.2	8/12/13

4.3	Warrant dated June 27, 2008 issued by the Registrant to GE Capital Equity Investments, Inc.	S-1	333-190566	4.3	8/12/13

4.4	Warrant dated January 10, 2011 issued by the Registrant to Hercules Technology III, L.P.	S-1	333-190566	4.4	8/12/13

4.5	Warrant dated June 12, 2013 issued by the Registrant to Hercules Technology Growth Capital, Inc.	S-1	333-190566	4.5	8/12/13

10.1#	2006 Stock Incentive Plan, as amended, and form of option agreements thereunder	S-1	333-190566	10.1	8/12/13

10.2#	2013 Incentive Award Plan and forms of option agreement, restricted stock agreement and restricted stock unit agreement thereunder	S-1/A	333-190566	10.2	9/5/13

10.3#	Non-Employee Director Compensation Program	S-1/A	333-190566	10.3	9/5/13

10.4#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-190566	10.4	8/20/13

10.5#	Consulting Agreement, dated as of October 31, 2006, by and between the Registrant and Robert S. Langer, Jr., as amended on June 11, 2010 and August 28, 2013	S-1/A	333-190566	10.5	9/5/13

10.6#	Amended and Restated Consulting Agreement, dated as of July 12, 2007, by and between the Registrant and Omid Farokhzad, as amended on June 11, 2010 and August 28, 2013	S-1/A	333-190566	10.6	9/5/13

10.7#	Offer Letter, dated as of January 11, 2010, between the Registrant and Scott Minick and the letter agreement dated as of August 28, 2013 related thereto	S-1/A	333-190566	10.7	9/5/13

		Incorporated by Reference[1]
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.8#	Consulting Agreement, dated as of January 15, 2014, between the Registrant and Greg Berk, M.D.	8-K	001-36072	10.1	1/17/14

10.9#	Offer Letter, dated as of March 20, 2013, between the Registrant and Greg Berk, M.D. and letter agreements dated as of March 13, 2013, March 20, 2013 and August 28, 2013 related thereto	S-1/A	333-190566	10.9	9/5/13

10.10#	Amended and Restated Employment Agreement, dated as of June 28, 2013, between the Registrant and Daniel Lynch, as superseded by the Consulting Agreement, dated as of August 28, 2013	S-1/A	333-190566	10.10	9/5/13

10.11#	Offer Letter, dated as of June 3, 2007, between the Registrant and Jeff Hrkach and letter agreements dated as of April 10, 2013 and August 28, 2013 related thereto	S-1/A	333-190566	10.11	9/5/13

10.12†	Exclusive Patent License Agreement, dated as of June 30, 2007, as amended on November 24, 2008 and March 18, 2013, by and between the Registrant and Massachusetts Institute of Technology	S-1/A	333-190566	10.12	9/5/13

10.13†	Exclusive License Agreement, dated as of February 17, 2009, as amended on January 1, 2013, by and between the Registrant and The Johns Hopkins University	S-1/A	333-190566	10.13	8/28/13

10.14†	Exclusive License Agreement, dated as of January 31, 2013, by and between the Registrant and Yale University	S-1/A	333-190566	10.14	8/28/13

10.15†	Amended and Restated License Agreement, effective as of January 7, 2013, by and between the Registrant and Amgen, Inc.	S-1/A	333-190566	10.15	8/28/13

10.16	Amendment No. 1, effective as of December 6, 2013, to Amended and Restated License Agreement, effective as of January 7, 2013, by and between the Registrant and Amgen Inc.	8-K	001-36072	10.1	12/12/13

10.17†	Amended and Restated Research, Option and License Agreement, effective as of March 25, 2013, by and between the Registrant and Pfizer, Inc.	S-1/A	333-190566	10.16	8/28/13

Incorporated by Reference[1]
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.18†	Amended and Restated License Agreement, effective as of April 19, 2013, by and between the Registrant and AstraZeneca AB (publ)	S-1/A	333-190566	10.17	8/28/13

10.19	Amended and Restated Loan and Security Agreement, dated as of June 12, 2013, between the Registrant and Hercules Technology III, L.P.	S-1	333-190566	10.18	8/12/13

10.20	Lease, dated as of July 20, 2011, by and between the Registrant and BMR-325 Vassar Street LLC	S-1	333-190566	10.19	8/12/13

10.21	Omnibus Amendment to Stock Option Agreements under 2006 Stock Incentive Plan, dated as of January 13, 2014, between the Registrant and Greg Berk, M.D.	8-K	001-36072	10.2	1/17/14

10.22	Consulting Agreement, dated as of May 15, 2012, by and between the Registrant and Gregory Berk, M.D.	S-1	333-190566	10.8	8/12/13

21.1	Subsidiaries of the Registrant					*

23.1	Consent of Deloitte & Touche LLP					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					*	*

32.2	Section 1350 Certification of Chief Financial Officer					*	*

101.INS+	XBRL Instance Document					*	*

101.SCH+	XBRL Taxonomy Extension Schema Document					*	*

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document					*	*

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					*	*

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document					*	*

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document					*	*

*	Filed herewith.

**	Furnished herewith.
#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
+	In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIND Therapeutics, Inc.

By:	/s/ Scott Minick
Scott Minick
President and Chief Executive Officer

Date: March 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Minick Scott Minick	President, Chief Executive Officer and Director (principal executive officer)	March 25, 2014

/s/ Andrew Hirsch Andrew Hirsch	Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)	March 25, 2014

/s/ Daniel Lynch Daniel Lynch	Chairman of the Board of Directors	March 25, 2014

/s/ Noubar Afeyan Noubar Afeyan, Ph.D.	Director	March 25, 2014

/s/ Omid Farokhzad Omid Farokhzad, M.D.	Director	March 25, 2014

/s/ Peter Barton Hutt Peter Barton Hutt	Director	March 25, 2014

/s/ Robert Langer Robert Langer, Sc.D.	Director	March 25, 2014

/s/ Amir Nashat Amir Nashat, Sc.D.	Director	March 25, 2014

/s/ Yurii Udaltsov Yurii Udaltsov, Cand. Sc.	Director	March 25, 2014