Form 10-Q
period 2014-03-31
BIND Therapeutics, Inc
filed 2014-05-08
CIK 1385228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

On April 30, 2014, the registrant had 16,449,585 shares of common stock, $0.0001 par value per share, outstanding.

BIND THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data and par value)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$26,549	$51,612
Short-term investments	42,159	10,384
Accounts receivable	1,045	1,269
Prepaid expenses and other current assets	764	1,532

Total current assets	70,517	64,797
Property and equipment, net	6,122	6,079
Long-term investments	—	15,387
Restricted cash	1,971	2,084
Other assets	53	61

Total	$78,663	$88,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,854	$1,411
Accounts payable	1,278	2,643
Accrued expenses	2,508	2,408
Current portion of deferred revenue	4,977	5,086
Current portion of deferred rent	524	513

Total current liabilities	11,141	12,061

Long-term liabilities:
Long-term debt, less current portion	2,843	3,274
Deferred revenue, less current portion	2,233	2,384
Deferred rent, less current portion	1,242	1,375

Total long-term liabilities	6,318	7,033

Total liabilities	17,459	19,094

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value—10,000,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value—200,000,000 shares authorized, 16,441,972 shares issued and 16,437,114 shares outstanding at March 31, 2014; 16,438,706 shares issued and 16,410,840 shares outstanding at December 31, 2013	2	2
Additional paid in capital	175,318	174,468
Accumulated deficit	(113,064)	(104,742)
Accumulated other comprehensive loss	(1,052)	(414)

Total stockholders’ equity	61,204	69,314

Total	$78,663	$88,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenue	$1,565	$1,488

Operating expenses:
Research and development	6,823	5,657
General and administrative	3,261	1,967

Total operating expenses	10,084	7,624

Loss from operations	(8,519)	(6,136)
Other income (expense)
Interest expense, net	(84)	(53)
Other income (expense), net	281	(100)

Total other income (expense)	197	(153)

Net loss	(8,322)	(6,289)
Accretion of redeemable convertible preferred stock	—	(1,335)

Net loss attributable to common stockholders	$(8,322)	$(7,624)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.51)	$(3.51)
Weighted average common shares outstanding:
Basic and diluted	16,423,795	2,170,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(8,322)	$(6,289)
Other comprehensive loss:
Foreign currency translation adjustments	(638)	(129)

Comprehensive loss	$(8,960)	$(6,418)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(8,322)	$(6,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	405	328
Stock-based compensation	847	299
Change in fair value of warrant liability	—	133
Other non-cash operating income (expense), net	4	(62)
Increase (decrease) in cash and cash equivalents from:
Accounts receivable	224	(124)
Prepaid expenses and other current assets	735	329
Accounts payable and accrued expenses	(267)	976
Deferred revenue	(178)	4,021

Net cash used in operating activities	(6,552)	(389)

Cash flows from investing activities:
Purchases of property and equipment	(1,303)	(700)
Maturities of short-term investments	—	—
Purchases of short-term investments	(16,489)	—
Other investing activities, net	(26)	92

Net cash used in investing activities	(17,818)	(608)

Cash flows from financing activities:
Proceeds from issuance of Series D redeemable convertible preferred stock—net	—	8,591
Payments of initial public offering costs	(265)	—
Proceeds from issuance of common stock	3	—
Payments under capital lease	(15)	(12)
Repayments of line of credit	—	(487)

Net cash (used in) provided by financing activities	(277)	8,092

Effect of exchange rate on cash	(416)	(83)

(Decrease) increase in cash and cash equivalents	(25,063)	7,012
Cash and cash equivalents—Beginning of year	51,612	4,886

Cash and cash equivalents—End of period	$26,549	$11,898

Noncash investing activities:
Property and equipment purchases included in accounts payable	$141	$87

Noncash financing activities:
Accretion of redeemable convertible preferred stock	$—	$1,335

Supplementary cash flow information—Interest paid	$117	$106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

BIND Therapeutics, Inc. is a clinical-stage nanomedicine platform company developing Accurins, targeted and programmable therapeutics. As used throughout these condensed consolidated financial statements, the terms “BIND,” “we,” “us,” and “our” refer to the business of BIND Therapeutics, Inc. including our wholly-owned subsidiaries, BIND (RUS) LLC and BIND Biosciences Security Corporation. Our strategy is to leverage our Medicinal Nanoengineering® platform to develop our own pipeline of Accurins, initially in oncology, as well as to develop Accurins in collaboration with biopharmaceutical companies.

Our success is dependent upon our ability to successfully complete clinical development of and obtain regulatory approval of our drug candidates; successfully commercialize any approved products; generate revenue; meet our obligations; maintain adequate financing; and, ultimately, attain profitable operations.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly our financial position as of March 31, 2014 and the results of our operations and cash flows for the three months ended March 31, 2014 and 2013. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2014 are not indicative of the results for the year ending December 31, 2014, or for any future period.

On September 25, 2013, we completed an initial public offering (“IPO”) of our common stock, which resulted in the sale of 4,700,000 shares, at a price of $15.00 per share. We received net proceeds before expenses from the IPO of $65.6 million after deducting underwriting discounts and commissions paid by us. In preparation for the IPO, our Board of Directors and stockholders approved a 1:2.62 reverse stock split of our common stock effective September 5, 2013. All share and per share amounts in the unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted, where necessary, to give effect to this reverse stock split. In connection with the closing of the IPO, all of our outstanding redeemable convertible preferred stock automatically converted to common stock at a 1:2.62 ratio on September 25, 2013, resulting in an additional 8,515,439 shares of our common stock becoming outstanding. On October 18, 2013, the underwriters exercised in part their option to purchase additional shares pursuant to the underwriting agreement relating to our IPO. On October 23, 2013, we closed a portion of the underwriters’ over-allotment option, and we sold an additional 370,499 shares at a price to the public of $15.00 per share. We received net proceeds before expenses of approximately $5.2 million after deducting underwriting discounts and commissions. The significant increase in the shares outstanding in September 2013 is expected to impact the comparability of our net loss per share calculations between 2013 and 2014 periods.

Summary of Significant Accounting Policies—There have been no material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

2. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table summarizes the computation of basic and diluted net loss per share attributable to our common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013
Net loss	$(8,322)	$(6,289)
Accretion of preferred stock issuance costs to redemption value	—	(115)
Accrued dividends on redeemable convertible preferred stock	—	(1,220)

Net loss attributable to common stockholders—basic and diluted	$(8,322)	$(7,624)

Weighted-average number of common shares—basic and diluted	16,423,795	2,170,827
Net loss per share attributable to common stockholders—basic and diluted	$(0.51)	$(3.51)

Because we have reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share.

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	As of
	March 31,	March 31,
	2014	2013
Options to purchase common stock	2,522,189	1,933,626
Warrants to purchase common stock	74,412	—
Warrants to purchase redeemable convertible preferred stock	—	60,305
Redeemable convertible preferred stock	—	7,631,520
Unvested restricted stock	4,858	227,428

3. REVENUE

Our revenue for the periods presented consists of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Government grants	$165	$—
Research and development agreements	1,400	1,488

Total	$1,565	$1,488

Government Grants—Government grants consist primarily of research grants from the Ministry for Industry and Trade of the Russian Federation awarded in October 2012. Advance funding under the contract of 12.0 million Rubles (RUB) ($0.3 million) and 11.7 million Rubles (RUB) ($0.4 million) was received during the three months ended March 31, 2014 and 2013, respectively. Total revenue recognized for this contract for the three months ended March 31, 2014, was $165,000, and the remaining balance of cash received to date on this contract was recorded in deferred revenue at March 31, 2014. We did not recognize any revenue from government grants during the three months ended March 31, 2013.

Research and Development and Collaboration Agreements—Revenue recognized for research and development agreements in the three months ended March 31, 2014 and 2013 relate principally to our 2013 agreements with large pharmaceutical and biotechnology companies. Under these agreements, we perform research and/or studies to assess the feasibility of developing Accurins incorporating therapeutic payloads from such pharmaceutical and biotechnology companies’ proprietary product portfolios and provide the resulting data from such work to the pharmaceutical and biotechnology companies in exchange for reimbursement for research and development services and upfront fees for which revenue recognition was initially deferred and is being recognized over the performance period.

Amgen, Inc.—In January 2013, we entered into a license agreement with Amgen, Inc., pursuant to which we granted to Amgen an option to obtain an exclusive worldwide license to develop, manufacture and commercialize an Accurin incorporating a specified Amgen drug candidate for all uses except for some vaccine applications (“Amgen Option”). In December 2013, we and Amgen amended the license agreement to extend the period during which Amgen may exercise its option by six months, to July 2014. Amgen may exercise its option by paying us a specified option exercise fee. If Amgen exercises its option, it will be solely responsible for all further development and commercialization activities, and Amgen must use commercially reasonable efforts to develop, seek regulatory approval for, and commercialize at least one licensed product. If Amgen fails to exercise its option within such time period, then we have the right to exercise an exclusive option to obtain a license from Amgen to develop, manufacture and commercialize Accurins containing the Amgen drug candidate on terms to be mutually agreed. Until Amgen’s option expires, we may not develop any nanotherapeutic against the same target as Amgen’s drug candidate; however, if Amgen exercises its option, it must pay us an annual fee to maintain this target exclusivity. This annual exclusivity fee will total $54.0 million over a ten-year period following exercise of the option by Amgen, if at all, subject to Amgen’s annual election to maintain exclusivity, and will continue to be payable so long as Amgen continues such election. If Amgen defers its initial election for extended exclusivity until after the expiration of the option period, Amgen will be obligated to pay 200% of each such annual amount.

Under the agreement, we received an upfront payment of $5.0 million and have the potential to receive contingent payments for up to two indications totaling up to $111.5 million in the aggregate upon exercise of the option and achievement by Amgen of specified development and regulatory events with respect to such indications, plus additional contingent payments totaling up to $188 million in the aggregate upon the achievement by Amgen of specified commercial events with respect to such indications. If Amgen exercises its option, Amgen will reimburse us for all external expenses that we incur relating to the agreement after such exercise. Amgen is also obligated to pay certain development costs during the research period. We will also receive tiered royalties in the mid-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed products, if any. We will receive royalties on a country-by-country and licensed product-by-licensed product basis generally until the expiration of the Amgen patents covering such licensed product.

Our deliverables under the agreement include conducting the research and development program and participation on a Joint Research Committee (“JRC”). The JRC deliverable ends at the same time as the research and development services. Our obligations related to the research and development services are to use commercially reasonable efforts to perform the research as set forth in the design/preclinical collaboration plan. Having determined that the JRC does not have standalone value apart from the research and development program, we considered these deliverables as a single unit of accounting. We concluded that the Amgen Option is not a deliverable of the agreement because it is a substantive option and is not priced at a significant and incremental discount. The performance period is the expected period over which the services of the combined unit are performed, which we expect will span through the middle of 2014. The upfront payment is being recognized over the performance period on a proportional performance basis. During the three months ended March 31, 2014 and 2013, we recognized revenue of $12,000 and $1.4 million, respectively, related to the amortized portion of the upfront payment.

Pfizer Inc.—In March 2013, we entered a research, option and license agreement with Pfizer Inc. pursuant to which we granted to Pfizer two options to obtain an exclusive worldwide license to use, develop, manufacture and commercialize Accurins incorporating specified Pfizer drug candidates, for the treatment, prevention and/or diagnosis of any disease or medical condition in humans, except that the licensed rights exclude some vaccine products and products for the treatment of brain cancer. Pfizer may exercise either one or both of its options to acquire the exclusive license for the specified drug candidate during a period of approximately 30 months, beginning on the effective date of the agreement and subject to certain adjustments, by paying us a specified option exercise fee. If Pfizer exercises any option, it will be solely responsible for all further development and commercialization activities with respect to the licensed products covered by the option, and Pfizer is also solely responsible for obtaining all regulatory approvals for the applicable licensed products and conducting all communications with regulatory authorities.

Under the agreement, we received an upfront payment of $4.0 million and have the potential to receive contingent payments totaling up to $89.5 million in the aggregate under each option upon exercise of the option and achievement by Pfizer of specified development and regulatory events plus additional contingent payments totaling up to $110 million in the aggregate under each option upon achievement by Pfizer of specified commercial events. We will also receive royalties in the low-single digit to the high-single digit percentages of aggregate worldwide net sales of each licensed product, if any. We will receive royalties on a country-by-country and licensed product-by-licensed product basis generally until the expiration of the Pfizer patents covering such licensed product.

Our deliverables under the agreement include the research and development services and participation on a JRC. The JRC deliverable ends at the same time as the research and development services. Our obligations related to the research and development services are to use commercially reasonable efforts to perform the research as set forth in the design/preclinical collaboration plan. We determined that the JRC does not have standalone value apart from the research and development services, and we considered these deliverables a single unit of accounting. We concluded that the Pfizer options are not deliverables of the agreement because they are substantive options and are not priced at a significant and incremental discount. The performance period is the expected period over which the services of the combined unit are performed, which we expect will span through 2015. We are utilizing a proportional performance model to recognize both the upfront payment and our other research and development services (both our internal effort as well as external costs). During the three months ended March 31, 2014, we recognized revenue of $61,000 under the Pfizer agreement. We did not recognize any revenue under the Pfizer agreement during the three months ended March 31, 2013.

AstraZeneca AB—In April 2013, we entered into a license agreement with AstraZeneca. Under the agreement, we granted to AstraZeneca a worldwide license to research, develop, manufacture and commercialize Accurins incorporating a specified AstraZeneca product candidate for any therapeutic use in humans or animals. This license is exclusive with respect to our intellectual property rights that arise under this agreement or the feasibility study that preceded it, and non-exclusive with respect to all of our other intellectual property rights. We and AstraZeneca are each responsible for using commercially reasonable efforts to develop licensed products under a development plan that extends a previously completed feasibility study we conducted for AstraZeneca. AstraZeneca is required to pay for all of our development costs. AstraZeneca is also solely responsible for, and must use commercially reasonable efforts in, obtaining all regulatory approvals for licensed products.

Under the agreement, we received an upfront payment of $4.0 million and have the potential to receive contingent payments totaling up to $193 million in the aggregate upon achievement by AstraZeneca of specified clinical, regulatory and commercial events. We will also receive tiered royalties in the low-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed product, if any. We will receive royalties on a country-by-country and licensed product-by-licensed product basis generally until the AstraZeneca patents and any regulatory exclusivity relating to such licensed product expire.

We determined that the deliverables under the agreement include the license, the research and development services and participation in the Joint Steering Committee (“JSC”). The JSC deliverable ends at the same time as the research and development services. Our obligations related to the research and development services are to use commercially reasonable efforts to perform the research as set forth in the design/preclinical collaboration plan. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and undelivered research and development services and participation in the JSC do not have standalone value due to the specialized nature of the research services to be provided by us. In addition, while AstraZeneca has the ability to grant sublicenses, it cannot sublicense all or substantially all of its rights under the agreement. The uniqueness of the Company’s research services and the limited sublicense right are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered research and development and JSC services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition model on the final deliverable, since multiple deliverables are accounted for as a single unit of accounting. Under the agreement, the last deliverable to be completed is the research and development services and participation in the JSC which are expected to be completed in 2015. We are utilizing a proportional performance model to recognize revenue related to the upfront payment and our other research and development services (both our internal effort as well as external costs). During the three months ended March 31, 2014, we recognized revenue of $1.3 million under the AstraZeneca agreement.

4. SHORT-TERM AND LONG-TERM INVESTMENTS

Short-term and long-term investments represent holdings of marketable securities in accordance with our investment policy and cash management strategy. Short-term investments are classified as available-for-sale and mature within 12 months from the balance sheet date. Long-term marketable securities represent investments with maturity dates greater than one year from the balance sheet date. At the time that the maturity dates of these investments become one year or less, the securities are reclassified as short-term investments. Our investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income (expense), net.

The following is a summary of marketable securities (included in short and long-term marketable securities in the Condensed Consolidated Balance Sheets) as of March 31, 2014 and December 31, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
Certificates of deposit	$9,258	$—	$(11)	$9,247
U.S. government agency notes	32,901	12	(1)	32,912

Total	$42,159	$12	$(12)	$42,159

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Certificates of deposit	$1,784	$—	$(1)	$1,783
U.S. government agency notes	23,987	3	(2)	23,988

Total	$25,771	$3	$(3)	$25,771

The contractual maturities of the marketable securities as of March 31, 2014 are all due within one year. We had no realized gains or losses on our short-term investments for the three months ended March 31, 2014 and 2013. Our certificates of deposit are each under $250,000 and are subject to insurance by the Federal Deposit Insurance Corporation. There were no other-than-temporary impairments recognized for the three months ended March 31, 2014 and 2013.

5. FAIR VALUE MEASUREMENTS

As of March 31, 2014, and as of December 31, 2013, the carrying amounts of cash and cash equivalents, restricted cash, receivables, debt, accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments. All such measurements are Level 2 measurements in the fair value hierarchy. Included in cash and cash equivalents as of March 31, 2014, and December 31, 2013, are money market fund investments of $20.9 million and $44.7 million, and certificates of deposit of $1.0 million and $0.5 million, respectively.

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

We value our marketable securities utilizing third party pricing services. The pricing services use many observable market inputs to determine value, including benchmark yields, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, monthly payment information and collateral performance. We validate the prices provided by our third party pricing services by understanding the models used, obtaining market values from other pricing sources, and confirming that those securities trade in active markets.

A summary of the assets and liabilities that are measured at fair value as of March 31, 2014, and December 31, 2013, is as follows (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Money market funds(1)	$21,450	$21,450	$—	$—
Certificates of deposit(2)	9,247	—	9,247	—
U.S. government agency notes(2)	32,912	—	32,912	—

Total	$63,609	$21,450	$42,159	$—

December 31, 2013
Money market funds(1)	$45,268	$45,268	$—	$—
Certificates of deposit(2)	1,783	—	1,783	—
U.S. government agency notes(2)	23,988	—	23,988	—

Total	$71,039	$45,268	$25,771	$—

(1)	Money market funds are included within cash and cash equivalents and restricted cash in the accompanying Condensed Consolidated Balance Sheets.
(2)	Certificates of deposit and U.S. government agency notes are included within short-term investments and long-term investments in the accompanying Condensed Consolidated Balance Sheets.

6. ACCRUED EXPENSES

Accrued expenses as of March 31, 2014, and December 31, 2013, consisted of the following (in thousands):

	As of March 31, 2014	As of December 31, 2013
Accrued expenses	$1,235	$1,087
Accrued clinical trial costs	721	709
Accrued compensation and benefits	552	612

Total accrued expenses	$2,508	$2,408

7 LONG-TERM DEBT

In June 2013, we amended and restated our credit facility to provide for borrowings of up to $8.5 million through December 2013. Upon closing in June 2013, we borrowed $4.5 million. The proceeds from the initial borrowing were used to pay off the outstanding balance of $2.3 million on our prior credit facility. We did not elect to fund the second advance as of December 31, 2013, and, as a result, the $4.0 million is no longer available to us. The amendment and pay off were accounted for as a debt extinguishment. There was no gain or loss associated with the extinguishment.

Interest on the amended and restated credit facility accrues daily on the outstanding balance at a rate of 10.25% plus the prime rate less 3.25% (a minimum of 10.25%) and was payable monthly through February 2014. Beginning in March 2014, the loan principal and accrued interest are due in 30 equal monthly installments. The loan can be prepaid at any time with certain additional amounts due based on the date of the prepayment. The loan is secured by our tangible assets as of the date of the loan and additions acquired thereafter. The credit facility permits the lender to declare a default upon the occurrence of a material adverse event as defined. Under such default, all amounts outstanding under the credit facility would be payable immediately. The credit facility contains certain restrictions on additional indebtedness, stock repurchases, dividend payments and future loans. The total amount outstanding under these facilities as of March 31, 2014 and December 31, 2013 was $4.5 million and $4.5 million, respectively.

8. STOCK-BASED COMPENSATION

We have recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$522	$180
General and administrative	325	119

Total	$847	$299

Stock Options

On March 25, 2014, we registered with the SEC on Form S-8 an additional 749,017 shares of common stock to be issued pursuant to the 2013 Incentive Award Plan (“2013 Plan”) evergreen provision. As of March 31, 2014, there were 1,739,071 shares of common stock available for future grant under the 2013 Plan.

During the three months ended March 31, 2014, we granted 369,020 and 20,000 options to employees and consultants, respectively. The weighted average exercise price and the weighted-average grant-date fair value of options granted for the three months ended March 31, 2014 was $13.05 per share and $9.59 per share, respectively. The fair value of the grants is being expensed over the vesting period of the options (four years) on a straight-line basis as the services are being provided. There were no grants during the three months ended March 31, 2013.

As of March 31, 2014, there was $7.1 million (includes compensation for options containing performance conditions) of unrecognized compensation cost related to the stock options granted under the 2006 Stock Incentive Plan and the 2013 Plan. The compensation is expected to be recognized over the remaining requisite service period for options with a service condition, and upon the probability of achievement of performance conditions, as defined in the option agreement, for options with performance conditions. The weighted average remaining requisite service period was 3.3 years at March 31, 2014.

9. INCOME TAXES

We did not record a federal or state income tax benefit for our losses for the three months ended March 31, 2014 and 2013 due to our conclusion that full valuation allowance is required against our deferred tax assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. These and other factors could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10-Q.

Overview

We are a clinical-stage nanomedicine platform company developing Accurins, our novel targeted and programmable therapeutics. Accurins are designed with specified physical and chemical characteristics to target specific cells or tissues and concentrate a therapeutic payload at the site of disease to enhance efficacy while minimizing adverse effects on healthy tissues. Our strategy is to leverage our Medicinal Nanoengineering® platform to develop our own pipeline of Accurins, initially in oncology, as well as to develop Accurins in collaboration with biopharmaceutical companies. Our lead drug candidate, BIND-014, is in Phase 2 clinical trials for non-small cell lung cancer, or NSCLC, and metastatic castrate-resistant prostate cancer, or mCRPC. In 2013, we announced collaborations with Amgen, Pfizer and AstraZeneca to develop Accurins based on therapeutic payloads from their product pipelines.

Since inception, we have incurred significant operating losses. Our net loss was $8.3 million for the three months ended March 31, 2014 compared to $6.3 million for the three months ended March 31, 2013. As of March 31, 2014, we had an accumulated deficit of $113.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

Our financial results have been, and will continue to be, impacted by several significant trends, which are described below. While these trends are important to understanding and evaluating our financial results, this discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto in Item 1, Part I of this Quarterly Report on Form 10-Q, and the other transactions, events, and trends discussed in “Risk Factors” in Item 1A, Part II of this Quarterly Report on Form 10-Q.

The condensed consolidated financial statements and following information include the accounts of BIND Therapeutics, Inc. and our wholly owned subsidiaries, BIND (RUS), LLC, a Russian limited liability company, and BIND Biosciences Security Corporation, a Massachusetts securities corporation. All intercompany accounts and transactions have been eliminated.

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

Amgen

In January 2013, we entered into a license agreement with Amgen, Inc. which was amended in December 2013. Pursuant to the agreement, we granted to Amgen an option to obtain an exclusive worldwide license to develop, manufacture and commercialize an Accurin incorporating a specified Amgen kinase inhibitor for all uses except for some vaccine applications. In December 2013, we and Amgen amended the license agreement to extend the period during which Amgen may exercise its option by six months to July 2014. Amgen may exercise its option by paying us a specified option exercise fee. If Amgen fails to exercise its option within such time period, then we have the right to exercise an exclusive option to obtain a license from Amgen to develop, manufacture and commercialize Accurins containing the Amgen kinase inhibitor upon terms to be mutually agreed. Under the agreement, we received an upfront payment of $5.0 million and have the potential to receive contingent payments for up to two indications totaling up to $111.5 million in the aggregate upon exercise of the option and achievement by Amgen of specified development and regulatory events with respect to such indications, plus additional contingent payments totaling up to $188 million in the aggregate upon the achievement by Amgen of specified commercial events with respect to such indications. If Amgen exercises its option, Amgen will reimburse us for all external expenses we incur relating to the agreement after such exercise. We will also receive tiered royalties in the mid-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed products, if any. Amgen is also obligated to pay certain development costs during the research period. We are responsible for manufacturing licensed compounds for use in preclinical studies, and we will collaborate with Amgen in developing and implementing a strategy for subsequent manufacturing.

Pfizer

In March 2013, we entered into a research, option and license agreement with Pfizer, pursuant to which we granted to Pfizer two options to obtain an exclusive worldwide license to use, develop, manufacture and commercialize Accurins incorporating specified Pfizer drug candidates, for the treatment, prevention and/or diagnosis of any disease or medical condition in humans, except that the licensed rights exclude some vaccine products and products for the treatment of brain cancer. Pfizer may exercise either one or both of its options to acquire the exclusive license for the specified drug candidate during a period of approximately 30 months, beginning on the effective date of the agreement and subject to certain adjustments, by paying us a specified option exercise fee. Pfizer is required to pay for all of our development costs. We are responsible for manufacturing licensed products through early clinical trials. Under the agreement, we received an upfront payment of $4.0 million and have the potential to receive contingent payments totaling up to $89.5 million in the aggregate under each option upon exercise of the option and achievement by Pfizer of specified development and regulatory events, plus additional contingent payments totaling up to $110 million in the aggregate under each option upon achievement by Pfizer of specified commercial events. We will also receive royalties in the low-single digit to the high-single digit percentages of aggregate worldwide net sales of each licensed product, if any.

AstraZeneca

In April 2013, we entered into a license agreement with AstraZeneca, pursuant to which we granted to AstraZeneca a worldwide license to research, develop, manufacture and commercialize Accurins incorporating a Barasertib (AZD1152), a potent selective inhibitor of the Aurora B kinase for any therapeutic use in humans or animals. AstraZeneca is required to pay for all of our development costs. We are responsible for manufacturing licensed product for use in preclinical and some clinical trials. Under the agreement, we received an upfront payment of $4.0 million and have the potential to receive contingent payments totaling up to $193 million in the aggregate upon achievement by AstraZeneca of specified clinical, regulatory and commercial events. We will also receive tiered royalties in the low-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed product, if any.

Financial Overview

Revenue

Our revenue consists of collaboration revenue, which may include amounts recognized related to upfront payments for licenses or options to obtain licenses in the future, research and development funding and milestone payments earned under collaboration and license agreements with our collaboration partners. In addition, we earn revenue under the terms of government contracts which require the performance of certain research and development activities. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development reimbursements, payments for manufacturing services, milestone and other payments from collaborations and grants. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including salaries and related benefits, including stock-based compensation, for full-time research and development employees, an allocation of facilities expenses, overhead expenses, manufacturing process-development and scale-up activities, clinical trial and related clinical manufacturing expenses, fees paid to clinical research organizations, or CROs, and clinical sites, payments to universities under our license agreements and other outside expenses. In the early phases of development, our research and development costs are often devoted to expanding our product platform and are not necessarily allocable to a specific product candidate.

Our research and development costs are made up of external costs internal research and development costs, which are primarily compensation expenses for our full-time research and development employees and related expenses. We expect our research and development spending to grow as we expand clinical development of BIND-014. Beginning in January 2013, we implemented a project-based time reporting system so that we can allocate internal spending on a project-by-project basis. We have incurred a total of $80.9 million in research and development expenses from inception through March 31, 2014, with a majority of the non-reimbursed expenses being spent on the development of BIND-014 and the remainder being spent on the development of our Medicinal Nanoengineering® platform and our early stage programs.

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

General and Administrative

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, business development, human resources and support functions. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expenses, travel expenses for our general and administrative personnel and professional fees for corporate legal services, including intellectual property related legal services, and audit and tax services. We anticipate that our general and administrative expenses will increase in future periods, reflecting an expanding infrastructure, increasing costs of maintaining our intellectual property and increased professional fees associated with being a public reporting company.

Interest Expense, net

Interest income consists of interest income earned on our cash and cash equivalents and short-term investments and income from loans to our founders and chief executive officer. The loans to our founders and chief executive officer were fully repaid in August 2013. Interest expense consists of interest expense on our amounts borrowed under our credit facility, capital leases, and convertible notes.

Other Income (Expense), net

The functional currency of our Russian subsidiary is the ruble. Accordingly, the amounts denominated in U.S. dollars are subject to transaction gains and losses, which are reported in the accompanying Condensed Consolidated Statements of Operations. Changes to the fair value of preferred stock warrants were included in other income (expense). The preferred stock warrants were automatically adjusted on the date of the closing of the IPO, September 25, 2013, to provide for the issuance of shares of common stock upon their exercise, and are no longer measured at fair value.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this Quarterly Report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on March 25, 2014. There have been no material changes to our critical accounting policies through March 31, 2014 from those discussed in our Annual Report on Form 10-K filed on March 25, 2014.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Revenue

The following is a comparison of revenue for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	Change
Grant revenue	$165	$—	$165	n/a
Collaboration revenue	1,400	1,488	(88)	(6)%

Total revenue	$1,565	$1,488	$77	5%

During the three months ended March 31, 2014, total revenue increased by $77,000, or 5%, compared to the same period in 2013. During the three months ended March 31, 2014 we recognized a total of $165,000 under the terms of our grant with the Russian Ministry for Industry and Trade. This was partially offset by a decrease of $88,000 related to the recognition of a portion of the upfront payments and the research and development reimbursement payments we recognized from our collaboration agreements with Amgen, Pfizer and AstraZeneca.

Research and Development

The following is a comparison of research and development expenses for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	Change
Research and development	$6,823	$5,657	$1,166	21%

During the three months ended March 31, 2014, our research and development expenses increased by $1.2 million, or 21%, compared to the same period in 2013. The increase in research and development expenses was primarily driven by an increase in compensation and benefits, including stock-based compensation, for our research and development personnel, related to headcount growth associated with activities supporting the development of BIND’s internal pipeline and collaborations.

We began to track and accumulate both external and internal costs by major program starting on January 1, 2013. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. The following table illustrates our research and development expenses by major program during the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,				January 1, 2013 to
	2014	2013	Change		March 31, 2014
Research and development expenses:
BIND-014	$3,509	$2,782	$727	26%	$16,988
Collaborations	1,025	1,535	(510)	(33)%	5,763
Discovery and preclinical stage product programs, collectively	2,289	1,340	949	71%	8,442

Total research and development expenses	$6,823	$5,657	$1,166	21%	$31,193

General and Administrative

The following is a comparison of general and administrative expenses for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	Change
General and administrative	$3,261	$1,967	$1,294	66%

For the three months ended March 31, 2014, our general and administrative expenses increased by $1.3 million, or 66%, compared to the same period in 2013. The increase in our general and administrative expenses was primarily driven by an increase of $0.3 million in stock-based compensation and salaries and benefits for our general and administrative personnel, as well as increases totaling $0.6 million in external consulting fees, insurance expenses and recruiting fees.

Liquidity and Capital Resources

Since our inception and through March 31, 2014, our capital resources have included gross proceeds from the sale of common stock in our IPO, proceeds from the sale of preferred stock and convertible debt securities, collaborations and license agreements, government grants, and borrowings under our credit facility. As of March 31, 2014, our cash, cash equivalents and short-term investments totaled $68.7 million. Approximately $4.2 million of our cash and cash equivalents was held by our Russian subsidiary designated for use in its operations. As of March 31, 2014, we also had $1.4 million in restricted cash held in our Russian subsidiary.

In addition to our existing cash, cash equivalents, and short-term investments, we receive research and development funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements. Our ability to earn these milestone payments and the timing of achieving these milestones is dependent upon the outcome of our research and development and regulatory activities and is uncertain at this time. Our rights to receive research and development funding and the payment of certain milestones under our collaboration and government grant agreements are our only committed external source of funds.

Indebtedness

In June 2013, we entered into an amended and restated credit facility with Hercules as lender. The credit facility provides funding for an aggregate principal amount of up to $8.5 million. The first advance was funded on the closing date of the credit facility in the aggregate principal amount of $4.5 million. The proceeds of the first advance were used to first repay in full all existing outstanding loans under our prior loan and security agreement with Hercules, in an aggregate principal amount of $2.3 million, and then for general corporate purposes. The credit facility amends and restates our prior loan and security agreement with Hercules, which was entered into in January 2011, and no amounts remain outstanding under that prior facility. Subject to customary conditions for funding and us delivering evidence that we have received proceeds or payments in an amount equal to at least $10.0 million, of which we received $8.7 million from the sale of our Series D Preferred Stock in June 2013 and $1.5 million from the sale of our Series BRN redeemable convertible preferred stock (“Series BRN Preferred Stock”) in July 2013, the second advance of up to a principal amount of $4.0 million may be funded at our request before December 31, 2013, to be used for general corporate purposes. We did not elect to fund the second advance as of December 31, 2013, and, as a result, the $4.0 million is no longer available to us. The credit facility is secured by substantially all of our personal property other than our intellectual property. The loans under the credit facility bear interest at an annual rate equal to (a) 10.25% plus (b) the prime rate (as reported in the Wall Street Journal) minus (c) 3.25% subject to a minimum of 10.25%. We are only required to make interest payments on any loans funded under the credit facility through February 28, 2014, or the interest-only period. All outstanding loans under the credit facility will begin amortizing at the end of the interest-only period, with monthly payments of principal and interest being made by us to Hercules in 30 consecutive monthly installments. All loans mature on the first day of the 30th month following the end of the interest-only period.

The credit facility includes affirmative and negative covenants applicable to us and our subsidiaries. The affirmative covenants include, among others, covenants requiring us (and us to cause our subsidiaries) to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on us and our subsidiaries transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. Additionally, the credit facility restricts us from investing in our wholly-owned domestic subsidiary, BIND Biosciences Security Corporation, unless we hold cash and other liquid investments equal to $25.0 million in BIND Therapeutics, Inc., less any payments of principal that we have made to Hercules under the credit facility.

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

Plan of Operations and Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical and non-clinical research and development services, laboratory and related supplies, clinical costs, manufacturing costs, legal and other regulatory expenses and general overhead costs.

We expect that our cash, cash equivalents and short-term investments as of March 31, 2014, and research and development funding that we expect to receive under our existing collaborations, excluding any potential milestone payments, will fund our operating expenses and capital expenditure requirements through at least mid-2015, which we expect will enable us to complete our ongoing Phase 2 clinical trials of BIND-014 in NSCLC and mCRPC and, if such trials are successful, to potentially initiate pivotal Phase 3 trials in these indications or other clinical studies. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our drug candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and revenue from grant, license and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone payments under our agreements with them, we do not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013
Net cash used in operating activities	$(6,552)	$(389)
Net cash used in investing activities	(17,818)	(608)
Net cash (used in) provided by financing activities	(277)	8,092

Net Cash Used in Operating Activities

Net cash used in operating activities was $6.6 million during the three months ended March 31, 2014 compared to $389,000 during the three months ended March 31, 2013. The increase in cash used in operating activities in the first three months of 2014 was primarily driven by a decrease in upfront payments received from collaboration agreements compared to the first three months of 2013, combined with an increase in operating expenses compared to the first three months of 2013. We did not enter into any material collaboration agreements in the first three months of 2014.

Net Cash Used in Investing Activities

Net cash used in investing activities was $17.8 million for the three months ended March 31, 2014 compared to net cash used of $608,000 for the three months ended March 31, 2013. The cash used in investing activities during the first three months of 2014 relates to $16.5 million of purchases of short-term investments and $1.3 million of purchases of property and equipment. The cash used in investing activities during the first three months of 2013 relates to purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities of $277,000 during the first three months of 2014 is primarily due to the payments of IPO costs. The net cash provided by financing activities during the first three months of 2013 is primarily cash received related to the sale of Series D preferred stock to investors for net proceeds of $8.6 million, partially offset by repayments of our line of credit of $0.5 million.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2014, we had cash, cash equivalents and short-term investments totaling $68.7 million, consisting of interest-bearing money market accounts, prime money market funds, certificates of deposit, and U.S. government agency notes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments. We are also subject to interest rate risk from the loans under the credit facility that bear interest at an annual rate equal to (a) 10.25% plus (b) the prime rate (as reported in the Wall Street Journal) minus (c) 3.25% subject to a floor of 10.25%.

In addition, we are subject to currency risk for balances held in rubles in our foreign subsidiary. We work to maintain all balances in U.S. dollars until payment in rubles is required to minimize this currency risk. Fluctuations in the exchange rate over the past 18 months has been about 22%. As of March 31, 2014, we held $5.6 million in Russian banks to support our Russian subsidiary, a portion of which is denominated in U.S. dollars. We contract with clinical research organizations internationally, primarily for the performance of clinical trials in Russia. Transactions with these providers are predominantly settled in rubles and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks over time. We do not hedge against foreign currency risks.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $8.3 million for the three months ended March 31, 2014. As of March 31, 2014, we had an accumulated deficit of $113.1 million. To date, we have financed our operations primarily through private placements of our preferred stock and convertible debt securities, borrowings under our credit facility with Hercules Technology Growth Capital, Inc., or Hercules, government grants and collaborations and most recently with the completion of an initial public offering of our common stock. All of our revenue to date has been collaboration revenue and government grants. We have devoted substantially all of our financial resources and efforts to developing our medicinal nanoengineering platform, identifying potential drug candidates, and conducting preclinical studies and clinical trials. We are still in the early stages of development of our drug candidates, and we have not completed development of any Accurins or other drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	conduct our Phase 2 clinical trials of BIND-014, our lead Accurin drug candidate, a prostate-specific membrane antigen, or PSMA, targeted Accurin that contains docetaxel, and potentially conduct pivotal clinical trials of BIND-014;

•	continue the research and development of our other drug candidates, including potentially in-licensing other technologies and therapeutic payloads, but excluding research and development costs of our drug candidates being developed in collaboration with Amgen, Inc., Pfizer Inc. and AstraZeneca AB, as these collaborators generally are required to pay all such development costs, including those incurred by us;

•	seek to enhance our Medicinal Nanoengineering® platform and discover and develop additional drug candidates;

•	seek regulatory approvals for any drug candidates that successfully complete clinical trials;

•	potentially establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio; and

•	add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our transition to a public company.

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

We believe that our cash, cash equivalents and short-term investments as of March 31, 2014, and our research and development funding that we expect to receive under our existing collaborations, excluding any potential milestone payments, will fund our operating expenses and capital expenditure requirements through at least mid-2015, which we expect will enable us to complete our ongoing Phase 2 clinical trials of BIND-014 in non-small cell lung cancer, or NSCLC, and metastatic castrate-resistant prostate cancer, or mCRPC, and, if such trials are successful, to initiate pivotal Phase 3 trials in these indications. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and collaboration agreements. We do not have any committed external source of funds other than research and development funding under our existing collaborations and government grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of each of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We have a $4.5 million credit facility with Hercules that is secured by a lien covering substantially all of our personal property, excluding intellectual property. As of March 31, 2014, the outstanding principal balance of the loan was $4.5 million. The credit facility contains customary affirmative and negative covenants and events of default applicable to us and our subsidiaries. The affirmative covenants include, among others, covenants requiring us (and us to cause our subsidiaries) to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on us and our subsidiaries transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. If we default under the facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lender could declare a default upon the occurrence of any event that it interprets as a material adverse effect as defined under the credit facility, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

We are currently conducting two Phase 2 clinical trials to evaluate the level of clinical activity of BIND-014 in NSCLC and mCRPC. If we obtain favorable results in these trials, we plan to initiate pivotal trials of this drug candidate in 2015 in both mCRPC and second-line NSCLC. We also may initiate clinical trials in other types of cancer. However, we cannot provide any assurance that we will successfully complete our ongoing Phase 2 clinical trials and be able to initiate pivotal clinical trials for this drug candidate for either or both types of cancer. The results of our Phase 2 clinical trials could yield negative or ambiguous results. Since this is our most advanced drug candidate, such results could adversely affect future development plans, collaborations and our stock price.

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

Our relationships with customers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, including the Foreign Corrupt Practices Act, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

Specifically, current second-line treatments for advanced, metastatic NSCLC include docetaxel and other chemotherapy agents such as gemcitabine and pemetrexed (marketed as Alimta), as well as molecularly-targeted therapies such as erlotinib, gefitinib, and crizotinib. In addition, two monoclonal antibodies, Bristol-Myers Squibb’s nivolumab that targets PD-1, and F. Hoffmann-La Roche Ltd’s MPDL3280A that targets PD-L1, are currently in Phase 2 clinical trials for NSCLC. Both are immunomodulators that block the activation of programmed cell death receptor. In mCRPC, in addition to first-line chemotherapy agents such as docetaxel, the treatment paradigm is evolving to include use of hormonal therapies such as abiraterone and enzalutamide prior to the administration of chemotherapies, which therapies are currently mainly used in the post-chemotherapy setting. Other similar drugs are also being developed. Cabazitaxel (marketed as Jevtana), currently a second-line taxane chemotherapeutic, is also being tested in clinical studies against docetaxel for efficacy in first-line mCRPC. In addition, other companies are developing therapies targeting PSMA to treat mCRPC, including an antibody-drug conjugate, or ADC, by Progenics Pharmaceuticals, Inc. and a Bispecific T Cell Engager, or BITE, antibody by Bayer Healthcare in collaboration with Amgen. We also face competition from numerous companies utilizing other nanomedicine platforms to develop targeted therapies, including platforms focused on albumin nanoparticles, liposomes and polymeric nanoparticles.

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

We currently hold $10 million in product liability insurance coverage in the aggregate, with a per incident limit of $10 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our drug candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Due to Russia’s recent military intervention in Ukraine and annexation of Crimea, the United States and the European Union have imposed sanctions on certain individuals and entities in Russia and have proposed the use of broader economic sanctions. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials. We have a wholly owned subsidiary, BIND (RUS) LLC, in Russia, which holds $5.6 million of cash in Russian banks as of March 31, 2014. Our subsidiary conducts research and development activities for our product pipeline, including clinical trials of our drug candidates. Our success is dependent upon our ability to successfully complete clinical development of and obtain regulatory approval of our drug candidates. If the Unites States and Europe were to impose sanctions on Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities and our business, financial condition and results of operations could be materially adversely affected.

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

As of March 31, 2014, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 55% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2013, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-190566), as amended, filed in connection with our IPO. Pursuant to the Registration Statement, we issued and sold an aggregate of 5,070,499 shares of our common stock at a price to the public of $15.00 per share. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated September 19, 2013, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement on Form S-1.

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

BIND THERAPEUTICS, INC.

Date: May 8, 2014	by:	/s/ Scott Minick
Scott Minick
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2014	by:	/s/ Andrew Hirsch
Andrew Hirsch
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of BIND Therapeutics, Inc.	8-K	001-36072	3.1	9/25/13

3.2	Amended and Restated Bylaws of BIND Therapeutics, Inc.	8-K	001-36072	3.2	9/25/13

10.1	Consulting Agreement, dated as of January 15, 2014, by and between the Registrant and Greg Berk, M.D.	8-K	001-36072	10.1	1/17/14

10.2	Omnibus Amendment to Stock Option Agreements under 2006 Stock Incentive Plan, dated as of January 13, 2014, between the Registrant and Greg Berk, M.D.	8-K	001-36072	10.2	1/17/14

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS†	XBRL Instance Document					**

101.SCH†	XBRL Taxonomy Extension Schema Document					**

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					**

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document					**

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document					**

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document					**

*	Filed herewith.
**	Furnished herewith.
†	In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections