Form 10-Q
period 2014-06-30
BIND Therapeutics, Inc
filed 2014-08-07
CIK 1385228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

On July 31, 2014, the registrant had 16,542,422 shares of common stock, $0.0001 par value per share, outstanding.

BIND THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$28,940	$51,612
Short-term investments	29,736	10,384
Accounts receivable	2,107	1,269
Prepaid expenses and other current assets	1,118	1,532

Total current assets	61,901	64,797
Property and equipment, net	6,475	6,079
Long-term investments	—	15,387
Restricted cash	2,109	2,084
Other assets	30	61

Total	$70,515	$88,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,908	$1,411
Accounts payable	1,113	2,643
Accrued expenses	3,534	2,408
Current portion of deferred revenue	4,383	5,086
Current portion of deferred rent	403	513

Total current liabilities	11,341	12,061

Long-term liabilities:
Long-term debt, less current portion	2,401	3,274
Deferred revenue, less current portion	1,538	2,384
Deferred rent, less current portion	1,233	1,375

Total long-term liabilities	5,172	7,033

Total liabilities	16,513	19,094

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value—10,000,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value—200,000,000 shares authorized, 16,541,970 shares issued and outstanding at June 30, 2014; 16,438,706 shares issued and 16,410,840 shares outstanding at December 31, 2013	2	2
Additional paid in capital	176,147	174,468
Accumulated deficit	(121,509)	(104,742)
Accumulated other comprehensive loss	(638)	(414)

Total stockholders’ equity	54,002	69,314

Total	$70,515	$88,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$2,459	$2,777	$4,024	$4,265

Operating expenses:
Research and development	6,901	5,960	13,724	11,617
General and administrative	3,774	2,449	7,035	4,416

Total operating expenses	10,675	8,409	20,759	16,033

Loss from operations	(8,216)	(5,632)	(16,735)	(11,768)
Other income (expense)
Interest expense, net	(72)	(51)	(156)	(104)
Other income (expense), net	(156)	(236)	125	(336)

Total other income (expense)	(228)	(287)	(31)	(440)

Net loss	(8,444)	(5,919)	(16,766)	(12,208)
Accretion of redeemable convertible preferred stock	—	(1,412)	—	(2,749)

Net loss attributable to common stockholders	$(8,444)	$(7,331)	$(16,766)	$(14,957)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.51)	$(3.32)	$(1.02)	$(6.83)
Weighted average common shares outstanding:
Basic and diluted	16,464,410	2,210,766	16,444,210	2,190,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(8,444)	$(5,919)	$(16,766)	$(12,208)
Other comprehensive loss:
Foreign currency translation adjustments	421	(252)	(217)	(380)
Unrealized losses on investments	(6)	—	(6)	—

Comprehensive loss	$(8,029)	$(6,171)	$(16,989)	$(12,588)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(16,766)	$(12,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	842	692
Stock-based compensation	1,458	876
Change in fair value of warrant liability	—	85
Other non-cash operating activities, net	8	186
Increase (decrease) in cash and cash equivalents from:
Accounts receivable	(838)	(1,030)
Prepaid expenses and other current assets	409	(692)
Accounts payable and accrued expenses	380	1,504
Deferred revenue	(1,522)	10,309

Net cash used in operating activities	(16,029)	(278)

Cash flows from investing activities:
Purchases of property and equipment	(1,802)	(1,606)
Proceeds from sales of short-term investments	11,759	—
Proceeds from maturities of short-term investments	5,090	—
Purchases of short-term investments	(21,029)	—
Other investing activities, net	(59)	120

Net cash used in investing activities	(6,041)	(1,486)

Cash flows from financing activities:
Proceeds from issuance of Series D redeemable convertible preferred stock—net	—	17,282
Payments of initial public offering costs	(265)	—
Proceeds from issuance of common stock	221	—
Payments under capital lease	(28)	(25)
Borrowings under credit facility	—	4,500
Repayments of credit facility	(398)	(3,326)

Net cash (used in) provided by financing activities	(470)	18,431

Effect of exchange rate on cash	(132)	(244)

(Decrease) increase in cash and cash equivalents	(22,672)	16,423
Cash and cash equivalents—Beginning of year	51,612	4,886

Cash and cash equivalents—End of period	$28,940	$21,309

Noncash investing activities:
Property and equipment purchases included in accounts payable	$350	$—

Noncash financing activities:
Accretion of redeemable convertible preferred stock	$—	$2,749

Supplementary cash flow information—Interest paid	$232	$188

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly our financial position as of June 30, 2014, the results of our operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2014 are not indicative of the results for the year ending December 31, 2014, or for any future period.

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

On May 28, 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for us on January 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our condensed consolidated financial statements.

2. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table summarizes the computation of basic and diluted net loss per share attributable to our common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(8,444)	$(5,919)	$(16,766)	$(12,208)
Accretion of preferred stock issuance costs to redemption value	—	(117)	—	(234)
Accrued dividends on redeemable convertible preferred stock	—	(1,295)	—	(2,515)

Net loss attributable to common stockholders—basic and diluted	$(8,444)	$(7,331)	$(16,766)	$(14,957)

Weighted-average number of common shares—basic and diluted	16,464,410	2,210,766	16,444,210	2,190,479
Net loss per share attributable to common stockholders—basic and diluted	$(0.51)	$(3.32)	$(1.02)	$(6.83)

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

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	As of
	June 30, 2014	June 30, 2013
Options to purchase common stock	2,524,396	2,375,882
Warrants to purchase common stock	74,412	—
Warrants to purchase redeemable convertible preferred stock	—	74,412
Redeemable convertible preferred stock	—	8,738,085
Unvested restricted stock	—	107,696

3. REVENUE

Our revenue for the periods presented consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2014	2014	2013
Government grants	$253	$365	$418	$365
Research and development agreements	2,206	2,412	3,606	3,900

Total	$2,459	$2,777	$4,024	$4,265

Government Grants—Government grants consist primarily of research grants from the Ministry for Industry and Trade of the Russian Federation awarded in October 2012. Advance funding under the contract of 12.0 million Rubles (RUB) ($0.3 million) and 11.7 million Rubles (RUB) ($0.4 million) was received during the six months ended June 30, 2014 and 2013, respectively. Total revenue recognized for this contract for the three and six months ended June 30, 2014, was $253,000 and $418,000, respectively. Total revenue recognized was $365,000 for this contract for both the three and six months ended June 30, 2013. The remaining balance of cash received to date on this contract was recorded in deferred revenue at June 30, 2014.

Research and Development and Collaboration Agreements—Revenue recognized for research and development agreements in the three and six months ended June 30, 2014 and 2013 relate principally to our 2013 agreements with large pharmaceutical and biotechnology companies. Under these agreements, we perform research and/or studies to assess the feasibility of developing Accurins incorporating therapeutic payloads from such pharmaceutical and biotechnology companies’ proprietary product portfolios and provide the resulting data from such work to the pharmaceutical and biotechnology companies in exchange for reimbursement for research and development services and upfront fees for which revenue recognition was initially deferred and is being recognized over the performance period.

Amgen, Inc.—In January 2013, we entered into a license agreement with Amgen, Inc. (“Amgen”), pursuant to which we granted to Amgen an option to obtain an exclusive worldwide license to develop, manufacture and commercialize an Accurin incorporating a specified Amgen drug candidate for all uses except for some vaccine applications (“Amgen Option”). Under the agreement, we received an upfront payment of $5.0 million as well as potential development and regulatory milestone payments contingent upon Amgen exercising its option.

Our deliverables under the agreement included conducting the research and development program and participation on a Joint Research Committee (“JRC”). The JRC deliverable ended at the same time as the research and development services. Our obligations related to the research and development services were to use commercially reasonable efforts to perform the research as set forth in the design/preclinical collaboration plan. Having determined that the JRC did not have standalone value apart from the research and development program, we considered these deliverables as a single unit of accounting. We concluded that the Amgen Option was not a deliverable of the agreement because it was a substantive option and was not priced at a significant and incremental discount. The performance period was the expected period over which the services of the combined unit were performed, which we expected would span through the middle of 2014. The upfront payment was being recognized over the performance period on a proportional performance basis.

In December 2013, we and Amgen amended the license agreement to extend the period during which Amgen may exercise its option by six months, to July 2014. In June 2014, Amgen notified us that it would not exercise its option; therefore, we had no further performance obligations to Amgen. As a result, we recognized the remaining portion of the upfront license fee of $0.8 million during the three months ended June 30, 2014. In June 2014, we also notified Amgen that we would not exercise our option to develop an Accurin incorporating the Amgen therapeutic payload.

The change in accounting estimate for the research term resulted in a reduction in net loss of $0.05 in basic and diluted loss per share for the three months ended June 30, 2014. We recognized total revenue of $807,000 and $819,000 for the three and six month periods ended June 30, 2014, respectively. We recognized total revenue of $918,000 and $2.3 million for the three and six month periods ended June 30, 2013, respectively.

Pfizer Inc. —In March 2013, we entered a research, option and license agreement with Pfizer Inc. pursuant to which we granted to Pfizer two options to obtain an exclusive worldwide license to use, develop, manufacture and commercialize Accurins incorporating specified Pfizer drug candidates, for the treatment, prevention and/or diagnosis of any disease or medical condition in humans, except that the licensed rights exclude some vaccine products and products for the treatment of brain cancer. Pfizer may exercise either one or both of its options to acquire the exclusive license for the specified drug candidate during a period of approximately 30 months, beginning on the effective date of the agreement and subject to certain adjustments, by paying us a specified option exercise fee. If Pfizer exercises any option, it will be solely responsible for all further development and commercialization activities with respect to the licensed products covered by the option, and Pfizer is also solely responsible for obtaining all regulatory approvals for the applicable licensed products and conducting all communications with regulatory authorities.

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

Our deliverables under the agreement include the research and development services and participation on a JRC. The JRC deliverable ends at the same time as the research and development services. Our obligations related to the research and development services are to use commercially reasonable efforts to perform the research as set forth in the design/preclinical collaboration plan. We determined that the JRC does not have standalone value apart from the research and development services, and we considered these deliverables a single unit of accounting. We concluded that the Pfizer options are not deliverables of the agreement because they are substantive options and are not priced at a significant and incremental discount. The performance period is the expected period over which the services of the combined unit are performed, which we expect will span through 2015. We are utilizing a proportional performance model to recognize both the upfront payment and our other research and development services (both our internal effort as well as external costs). During the three months ended June 30, 2014 and 2013, we recognized revenue of $26,000 and $673,000, respectively, and during the six months ended June 30, 2014 and 2013, we recognized revenue of $87,000 and $673,000, respectively, related to the Pfizer research, option and license agreement.

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

We determined that the deliverables under the agreement include the license, the research and development services and participation in the Joint Steering Committee (“JSC”). The JSC deliverable ends at the same time as the research and development services. Our obligations related to the research and development services are to use commercially reasonable efforts to perform the research as set forth in the design/preclinical collaboration plan. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and undelivered research and development services and participation in the JSC do not have standalone value due to the specialized nature of the research services to be provided by us. In addition, while AstraZeneca has the ability to grant sublicenses, it cannot sublicense all or substantially all of its rights under the agreement. The uniqueness of the Company’s research services and the limited sublicense right are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered research and development and JSC services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition model on the final deliverable, since multiple deliverables are accounted for as a single unit of accounting. Under the agreement, the last deliverable to be completed is the research and development services and participation in the JSC which are expected to be completed in 2015. We are utilizing a proportional performance model to recognize revenue related to the upfront payment and our other research and development services (both our internal effort as well as external costs). During the three months ended June 30, 2014 and 2013, we recognized revenue of $1.4 million and $564,000, respectively, and during the six months ended June 30, 2014 and 2013, we recognized revenue of $2.7 million and $564,000, respectively, related the AstraZeneca license agreement.

F. Hoffmann-La Roche Ltd. —In June 2014, we entered into a research agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., or Roche, to discover novel nanomedicines using Accurins for the treatment of diseases in therapeutic areas outside of oncology. The research agreement focuses on combining BIND’s Accurin technology with Roche’s proprietary therapeutic payloads and targeting ligands. Roche will pay us an immaterial, non-refundable upfront fee as well as compensating us for our research and development services. The upfront fee will be creditable against any such fee negotiated in a future Roche agreement, if any. We did not recognize any revenue related to the Roche research agreement during the three and six months ended June 30, 2014.

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

The following is a summary of marketable securities (included in short and long-term marketable securities in the Condensed Consolidated Balance Sheets) as of June 30, 2014 and December 31, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Certificates of deposit	$9,923	$1	$(11)	$9,913
U.S. government agency notes	19,819	4	—	19,823

Total	$29,742	$5	$(11)	$29,736

December 31, 2013
Certificates of deposit	$1,784	$—	$(1)	$1,783
U.S. government agency notes	23,987	3	(2)	23,988

Total	$25,771	$3	$(3)	$25,771

The contractual maturities of the marketable securities as of June 30, 2014 are all due within one year. We had $10,000 of realized gains on our short-term investments for the three and six months ended June 30, 2014. We had no realized gains or losses on our short-term investments for the three and six months ended June 30, 2013. Our certificates of deposit are each under $250,000 and are subject to insurance by the Federal Deposit Insurance Corporation. There were no other-than-temporary impairments recognized for the three and six months ended June 30, 2014 and 2013.

5. FAIR VALUE MEASUREMENTS

As of June 30, 2014, and as of December 31, 2013, the carrying amounts of cash and cash equivalents, restricted cash, receivables, debt, accounts payable and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. All such measurements are Level 2 measurements in the fair value hierarchy. Included in cash and cash equivalents as of June 30, 2014, and December 31, 2013, are money market fund investments of $23.3 million and $44.7 million, and certificates of deposit of $1.0 million and $0.5 million, respectively.

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

Level 1 —Quoted prices in active markets that are accessible at the market date for identical unrestricted assets or liabilities.

Level 2 —Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs for which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

There have been no changes to the valuation methods during the three and six months ended June 30, 2014. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended June 30, 2014. We had no short-term investments or long-term investments that were classified as Level 3 at any point during the six months ended June 30, 2014 or during the year ended December 31, 2013.

The following table provides the assets carried at fair value measured on a recurring basis as of June 30, 2014, and December 31, 2013 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Money market funds(1)	$23,840	$23,840	$—	$—
Certificates of deposit(2)	9,913	—	9,913	—
U.S. government agency notes(2)	19,823	—	19,823	—

Total	$53,576	$23,840	$29,736	$—

December 31, 2013
Money market funds(1)	$45,268	$45,268	$—	$—
Certificates of deposit(2)	1,783	—	1,783	—
U.S. government agency notes(2)	23,988	—	23,988	—

Total	$71,039	$45,268	$25,771	$—

(1)	Money market funds are included within cash and cash equivalents and restricted cash in the accompanying Condensed Consolidated Balance Sheets.
(2)	Certificates of deposit and U.S. government agency notes are included within short-term investments and long-term investments in the accompanying Condensed Consolidated Balance Sheets.

6. ACCRUED EXPENSES

Accrued expenses as of June 30, 2014, and December 31, 2013, consisted of the following (in thousands):

	As of June 30, 2014	As of December 31, 2013
Accrued expenses	$1,834	$1,087
Accrued clinical trial costs	765	709
Accrued compensation and benefits	935	612

Total accrued expenses	$3,534	$2,408

7. LONG-TERM DEBT

In June 2013, we amended and restated our credit facility with Hercules Technology Growth Capital, Inc., as lender to provide for borrowings of up to $8.5 million through December 2013. Upon closing in June 2013, we borrowed $4.5 million. The proceeds from the initial borrowing were used to pay off the outstanding balance of $2.3 million on our prior credit facility. We did not elect to fund the second advance as of December 31, 2013, and, as a result, the $4.0 million is no longer available to us. The amendment and pay off were accounted for as a debt extinguishment. There was no gain or loss associated with the extinguishment.

Interest on the amended and restated credit facility accrues daily on the outstanding balance at a rate of 10.25% plus the prime rate less 3.25% (a minimum of 10.25%) and was payable monthly through February 2014. Beginning in March 2014, the loan principal and accrued interest are due in 30 equal monthly installments. The loan can be prepaid at any time with certain additional amounts due based on the date of the prepayment. The loan is secured by our tangible assets as of the date of the loan and additions acquired thereafter. The credit facility permits the lender to declare a default upon the occurrence of a material adverse event as defined. Under such default, all amounts outstanding under the credit facility would be payable immediately. The credit facility contains certain restrictions on additional indebtedness, stock repurchases, dividend payments and future loans. The total amount outstanding under these facilities as of June 30, 2014 and December 31, 2013 was $4.1 million and $4.5 million, respectively.

8. STOCK-BASED COMPENSATION

We have recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$252	$445	$774	$625
General and administrative	359	132	684	251

Total	$611	$577	$1,458	$876

Stock Options

On March 25, 2014, we registered with the Securities Exchange Commission on Form S-8 an additional 749,017 shares of common stock to be issued pursuant to the 2013 Incentive Award Plan (“2013 Plan”) evergreen provision. As of June 30, 2014, there were 1,636,866 shares of common stock available for future grant under the 2013 Plan.

During the six months ended June 30, 2014, we granted 493,780 and 20,000 options to employees and consultants, respectively. During the six months ended June 30, 2013, we granted 279,130 and 134,439 options to employees and consultants, respectively. The weighted average exercise price and the weighted-average grant-date fair value of options granted for the six months ended June 30, 2014 was $12.22 per share and $9.10 per share, respectively. The fair value of the grants is being expensed over the vesting period of the options (four years) on a straight-line basis as the services are being provided.

As of June 30, 2014, there was $7.5 million (includes compensation for options containing performance conditions) of unrecognized compensation cost related to the stock options granted under the 2006 Stock Incentive Plan and the 2013 Plan. The compensation is expected to be recognized over the remaining requisite service period for options with a service condition, and upon the probability of achievement of performance conditions, as defined in the option agreement, for options with performance conditions. The weighted average remaining requisite service period was 3.2 years at June 30, 2014.

9. INCOME TAXES

We did not record a federal or state income tax benefit for our losses for the six months ended June 30, 2014 and 2013 due to our conclusion that full valuation allowance is required against our deferred tax assets.

10. COMMITMENTS

In June 2014, we amended our primary office and laboratory lease. The amendment added space in the same building that we had been subleasing from a third party into our office and laboratory lease which continues through April 2017. The amendment did not result in material changes to our rent expense or deferred rent amounts.

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

Overview

We are a clinical-stage nanomedicine platform company developing Accurins, our novel targeted and programmable therapeutics. Accurins are designed with specified physical and chemical characteristics to target specific cells or tissues and concentrate a therapeutic payload at the site of disease to enhance efficacy while minimizing adverse effects on healthy tissues. Our strategy is to leverage our Medicinal Nanoengineering® platform to develop our own pipeline of Accurins, initially in oncology, as well as to develop Accurins in collaboration with biopharmaceutical companies. Our lead drug candidate, BIND-014, is in Phase 2 clinical trials for non-small cell lung cancer, or NSCLC, and metastatic castrate-resistant prostate cancer, or mCRPC. BIND has announced ongoing collaborations with Pfizer Inc. and AstraZeneca AB to develop Accurins based on their proprietary therapeutic payloads and targeting ligands. In June 2014, we entered into a research and development agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., or Roche, to discover novel nanomedicines using Accurins for the treatment of diseases in therapeutic areas outside of oncology.

Since inception, we have incurred significant operating losses. Our net loss was $16.8 million for the six months ended June 30, 2014 compared to $12.2 million for the six months ended June 30, 2013. As of June 30, 2014, we had an accumulated deficit of $121.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Collaborations

In addition to our internal development programs, we actively seek opportunities to collaborate with recognized biopharmaceutical companies to develop Accurins incorporating therapeutic payloads from their proprietary product portfolios. Our collaboration agreements generally require the collaborator to pay all the research and development costs associated with the Accurin, including those incurred by us. In addition, the upfront and potential milestone payments received under these agreements provide us with additional capital resources to develop our own proprietary pipeline of Accurins.

Amgen

In January 2013, we entered into a license agreement with Amgen, Inc. which was amended in December 2013. Pursuant to the agreement, we granted to Amgen an option to obtain an exclusive worldwide license to develop, manufacture and commercialize an Accurin incorporating a specified Amgen kinase inhibitor for all uses except for some vaccine applications. Under the agreement, we received an upfront payment of $5.0 million as well as potential development and regulatory milestone payments contingent upon Amgen exercising its option. In June 2014, Amgen notified us that it would not exercise its option; therefore, we had no further performance obligations to Amgen. As a result, we recognized the remaining portion of the upfront license fee of $0.8 million during the three months ended June 30, 2014. In June 2014, we also notified Amgen that we would not exercise our option to develop an Accurin incorporating the Amgen therapeutic payload.

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

Roche

In June 2014, we entered into a research agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., or Roche, to discover novel nanomedicines using Accurins for the treatment of diseases in therapeutic areas outside of oncology. The research agreement focuses on combining BIND’s Accurin technology with Roche’s proprietary therapeutic payloads and targeting ligands. Roche will pay us an immaterial, non-refundable upfront fee as well as compensating us for our research and development services. The upfront fee will be creditable against any such fee negotiated in a future Roche agreement, if any.

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

Our research and development costs are made up of external costs internal research and development costs, which are primarily compensation expenses for our full-time research and development employees and related expenses. We expect our research and development spending to grow as we expand development of our internal pipeline and collaborations. Beginning in January 2013, we implemented a project-based time reporting system so that we can allocate internal spending on a project-by-project basis. We have incurred a total of $87.9 million in research and development expenses from inception through June 30, 2014, with a majority of the non-reimbursed expenses being spent on the development of BIND-014 and the remainder being spent on the development of our Medicinal Nanoengineering® platform, our early stage programs, and our collaborations.

We expense research and development costs as incurred. Conducting a significant amount of research and development is central to our business model. Drug candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. The successful development of our clinical and preclinical drug candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of BIND-014, our collaborations, or any of our preclinical programs or the period, if any, in which material net cash inflows from these drug candidates may commence. Clinical development timelines, the probability of success and development costs can differ materially from expectations. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of a drug candidate or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this Quarterly Report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on March 25, 2014. There have been no material changes to our critical accounting policies through June 30, 2014 from those discussed in our Annual Report on Form 10-K filed on March 25, 2014.

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Revenue

The following is a comparison of revenue for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,
	2014	2013	Change
Grant revenue	$253	$365	$(112)	(31)%
Collaboration revenue	2,206	2,412	(206)	(9)%

Total revenue	$2,459	$2,777	$(318)	(11)%

	Six Months Ended June 30,
	2014	2013	Change
Grant revenue	$418	$365	$53	15%
Collaboration revenue	3,606	3,900	(294)	(8)%

Total revenue	$4,024	$4,265	$(241)	(6)%

During the three months ended June 30, 2014, total revenue decreased by $0.3 million, or 11%, compared to the same period in 2013. In June 2014, Amgen notified us that it would not exercise its option; therefore, we had no further performance obligations to Amgen. As a result, we recognized the remaining portion of the upfront license fee of $0.8 million during the three months ended June 30, 2014. During the three months ended June 30, 2013, we recognized $0.9 million in revenue from Amgen. During the three months ended June 30, 2014 and 2013, we recognized $2.2 million and $2.4 million, respectively, in revenue from our collaboration agreements, including AstraZeneca and Pfizer. During the three months ended June 30, 2014 and 2013, we recognized $0.3 million and $0.4 million in revenue, respectively, under the terms of our grant with the Russian Ministry for Industry and Trade.

During the six months ended June 30, 2014, total revenue decreased by $0.2 million, or 6%, compared to the same period in 2013. During the six months ended June 30, 2014 and 2013, we recognized $0.8 million and $2.3 million in revenue from Amgen, respectively. The decrease in revenue from Amgen in the 2014 period compared to the 2013 period was partially offset by higher revenue from our other collaboration agreements, particularly AstraZeneca.

Research and Development

The following is a comparison of research and development expenses for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,
	2014	2013	Change
Research and development expenses	$6,901	$5,960	$941	16%

	Six Months Ended June 30,
	2014	2013	Change
Research and development expenses	$13,724	$11,617	$2,107	18%

During the three months ended June 30, 2014, our research and development expenses increased by $0.9 million, or 16%, compared to the same period in 2013. The increase in research and development expenses was primarily driven by headcount growth to support the development of BIND’s internal pipeline and collaborations which led to an increase in compensation, benefits and associated laboratory supplies for our research and development personnel.

During the six months ended June 30, 2014, our research and development expenses increased by $2.1 million, or 18%, compared to the same period in 2013. The increase in research and development expenses was primarily driven by headcount growth to support the development of BIND’s internal pipeline and collaborations which led to an increase in compensation, benefits and associated laboratory supplies for our research and development personnel.

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

	Three Months Ended June 30,
	2014	2013	Change
Research and development expenses:
BIND-014	$3,671	$3,618	$53	1%
Collaborations	1,174	955	219	23%
Discovery and preclinical stage product programs, collectively	2,056	1,387	669	48%

Total research and development expenses	$6,901	$5,960	$941	16%

	Six Months Ended June 30,				January 1, 2013 to
	2014	2013	Change		June 30, 2014
Research and development expenses:
BIND-014	$7,180	$6,400	$780	12%	$20,659
Collaborations	2,199	2,490	(291)	(12)%	6,937
Discovery and preclinical stage product programs, collectively	4,345	2,727	1,618	59%	10,498

Total research and development expenses	$13,724	$11,617	$2,107	18%	$38,094

General and Administrative

The following is a comparison of general and administrative expenses for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,
	2014	2013	Change
General and administrative expenses	$3,774	$2,449	$1,325	54%

	Six Months Ended June 30,
	2014	2013	Change
General and administrative expenses	$7,035	$4,416	$2,619	59%

For the three months ended June 30, 2014, our general and administrative expenses increased by $1.3 million, or 54%, compared to the same period in 2013. The increase in our general and administrative expenses was primarily driven by an increase of $0.5 million in compensation and benefits, including stock-based compensation, for our general and administrative personnel, as well as increases totaling $0.6 million in external consulting fees, insurance expenses, and audit and printing fees, principally related to operating as a public company since September 2013.

For the six months ended June 30, 2014, our general and administrative expenses increased by $2.6 million, or 59%, compared to the same period in 2013. The increase in our general and administrative expenses was primarily driven by an increase of $0.8 million in stock-based compensation, cash compensation and benefits for our general and administrative personnel, as well as increases totaling $1.1 million in external consulting fees, insurance expenses, audit fees, and recruiting expenses, principally related to operating as a public company since September 2013.

Liquidity and Capital Resources

Since our inception and through June 30, 2014, our capital resources have included gross proceeds from the sale of common stock in our IPO, proceeds from the sale of preferred stock and convertible debt securities, collaborations and license agreements, government grants, and borrowings under our credit facility. As of June 30, 2014, our cash, cash equivalents and short-term investments totaled $58.7 million. Approximately $3.7 million of our cash and cash equivalents was held by our Russian subsidiary designated for use in its operations. As of June 30, 2014, we also had $1.6 million in restricted cash held in our Russian subsidiary.

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

Indebtedness

In June 2013, we entered into an amended and restated credit facility with Hercules Technology Growth Capital, Inc., or Hercules, as lender. The credit facility provides funding for an aggregate principal amount of up to $8.5 million. The first advance was funded on the closing date of the credit facility in the aggregate principal amount of $4.5 million. The proceeds of the first advance were used to first repay in full all existing outstanding loans under our prior loan and security agreement with Hercules, in an aggregate principal amount of $2.3 million, and then for general corporate purposes. The credit facility amends and restates our prior loan and security agreement with Hercules, which was entered into in January 2011, and no amounts remain outstanding under that prior facility. Subject to customary conditions for funding and us delivering evidence that we have received proceeds or payments in an amount equal to at least $10.0 million, of which we received $8.7 million from the sale of our Series D Preferred Stock in June 2013 and $1.5 million from the sale of our Series BRN redeemable convertible preferred stock (“Series BRN Preferred Stock”) in July 2013, the second advance of up to a principal amount of $4.0 million may be funded at our request before December 31, 2013, to be used for general corporate purposes. We did not elect to fund the second advance as of December 31, 2013, and, as a result, the $4.0 million is no longer available to us. The credit facility is secured by substantially all of our personal property other than our intellectual property. The loans under the credit facility bear interest at an annual rate equal to (a) 10.25% plus (b) the prime rate (as reported in the Wall Street Journal) minus (c) 3.25% subject to a minimum of 10.25%. We were only required to make interest payments on any loans funded under the credit facility through February 28, 2014, or the interest-only period. We began making monthly payments of principal and interest to Hercules in 30 consecutive monthly installments after the interest-only period. All loans mature on the first day of the 30th month following the end of the interest-only period. As of June 30, 2014, the principal balance on our credit facility was $4.1 million.

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

We expect that our cash, cash equivalents and short-term investments as of June 30, 2014, and research and development funding that we expect to receive under our existing collaborations, excluding any potential milestone payments, will fund our operating expenses and capital expenditure requirements through at least mid-2015, which we expect will enable us to complete our ongoing Phase 2 clinical trials of BIND-014 in NSCLC and mCRPC and, if such trials are successful, to potentially initiate pivotal Phase 3 trials in these indications or other clinical studies. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our drug candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

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

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2014 and 2013 (in thousands):

	Six months ended June 30,
	2014	2013
Net cash used in operating activities	$(16,029)	$(278)
Net cash used in investing activities	(6,041)	(1,486)
Net cash (used in) provided by financing activities	(470)	18,431

Net Cash Used in Operating Activities

Net cash used in operating activities was $16.0 million during the six months ended June 30, 2014 compared to $0.3 million during the six months ended June 30, 2013. The increase in cash used in operating activities in the first six months of 2014 was primarily driven by a decrease in upfront payments received from collaboration agreements compared to the first six months of 2013, combined with an increase in operating expenses compared to the first six months of 2013. We did not enter into any material collaboration agreements in the first six months of 2014.

Net Cash Used in Investing Activities

Net cash used in investing activities was $6.0 million for the six months ended June 30, 2014 compared to $1.5 million for the six months ended June 30, 2013. The cash used in investing activities during the first six months of 2014 included $21.0 million of purchases of short-term investments and $1.8 million of purchases of property and equipment partially offset by proceeds of $11.8 million and $5.1 million of sales and maturities of short-term investments, respectively. The cash used in investing activities during the first six months of 2013 primarily relates to purchases of property and equipment.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities of $0.5 million during the first six months of 2014 was primarily due to the repayments under our credit facility and payments of IPO costs. The net cash provided by financing activities during the first six months of 2013 was primarily net proceeds of $17.3 million from the issuance of Series D redeemable convertible preferred stock and borrowings under our credit facility of $4.5 million, partially offset by repayments for our credit facility of $3.3 million.

Contractual Obligations

Other than the extension of our laboratory and office space lease as noted below, there have been no material changes to our contractual obligations during the six months ended June 30, 2014.

In June 2014, we amended our primary office and laboratory lease. The amendment added space in the same building that we have been subleasing from a third party into our office and laboratory lease which continues through April 2017.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

New Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for us on January 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2014, we had cash, cash equivalents and short-term investments totaling $58.7 million, consisting of interest-bearing money market accounts, prime money market funds, certificates of deposit, and U.S. government agency notes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments. We are also subject to interest rate risk from the loans under the credit facility that bear interest at an annual rate equal to (a) 10.25% plus (b) the prime rate (as reported in the Wall Street Journal) minus (c) 3.25% subject to a floor of 10.25%.

In addition, we are subject to currency risk for balances held in rubles in our foreign subsidiary. We work to maintain all balances in U.S. dollars until payment in rubles is required to minimize this currency risk. Fluctuations in the exchange rate over the past 18 months has been about 22%. As of June 30, 2014, we held $5.3 million in Russian banks to support our Russian subsidiary, a portion of which is denominated in U.S. dollars. We contract with clinical research organizations internationally, primarily for the performance of clinical trials in Russia. Transactions with these providers are predominantly settled in rubles and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks over time. We do not hedge against foreign currency risks.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $16.8 million for the six months ended June 30, 2014. As of June 30, 2014, we had an accumulated deficit of $121.5 million. To date, we have financed our operations primarily through private placements of our preferred stock and convertible debt securities, borrowings under our credit facility with Hercules Technology Growth Capital, Inc., or Hercules, government grants and collaborations and an initial public offering of our common stock. All of our revenue to date has been collaboration revenue and government grants. We have devoted substantially all of our financial resources and efforts to developing our medicinal nanoengineering platform, identifying potential drug candidates, and conducting preclinical studies and clinical trials. We are still in the early stages of development of our drug candidates, and we have not completed development of any Accurins or other drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	conduct our Phase 2 clinical trials of BIND-014, our lead Accurin drug candidate, a prostate-specific membrane antigen, or PSMA, targeted Accurin that contains docetaxel, and potentially conduct pivotal clinical trials of BIND-014;

•	continue the research and development of our other drug candidates, including potentially in-licensing other technologies and therapeutic payloads, but excluding research and development costs of our drug candidates being developed in collaboration with Pfizer Inc, AstraZeneca AB, and F. Hoffmann-La Roche Ltd. as these collaborators generally are required to pay all such development costs, including those incurred by us;

•	seek to enhance our Medicinal Nanoengineering® platform and discover and develop additional drug candidates;

•	seek regulatory approvals for any drug candidates that successfully complete clinical trials;

•	potentially establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio; and

•	add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our transition to a public company.

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

We expect our expenses to increase as we expand development of our internal pipeline and collaborations. In addition, if we obtain regulatory approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our cash, cash equivalents and short-term investments as of June 30, 2014, and our research and development funding that we expect to receive under our existing collaborations, excluding any potential milestone payments, will fund our operating expenses and capital expenditure requirements through at least mid-2015, which we expect will enable us to complete our ongoing Phase 2 clinical trials of BIND-014 in non-small cell lung cancer, or NSCLC, and metastatic castrate-resistant prostate cancer, or mCRPC, and, if such trials are successful, to initiate pivotal Phase 3 trials in these indications. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

We have a $4.5 million credit facility with Hercules that is secured by a lien covering substantially all of our personal property, excluding intellectual property. As of June 30, 2014, the outstanding principal balance of the loan was $4.1 million. The credit facility contains customary affirmative and negative covenants and events of default applicable to us and our subsidiaries. The affirmative covenants include, among others, covenants requiring us (and us to cause our subsidiaries) to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on us and our subsidiaries transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. If we default under the facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lender could declare a default upon the occurrence of any event that it interprets as a material adverse effect as defined under the credit facility, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

We have entered into collaborations with other biopharmaceutical companies to develop Accurins based on therapeutic payloads from their product pipelines, and such collaborations currently represent a significant portion of our product pipeline. Our ongoing collaboration and license agreements include those we have announced with AstraZeneca, Pfizer, and Roche, and others that we have not announced. These collaborations also have provided us with important funding for our development programs and we expect to receive additional funding under these collaborations in the future. Our existing collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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

If our collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, or in the case of Pfizer, elects not to exercise its option under the collaboration agreement, we may not receive any future research and development funding or milestone or royalty payments under the collaboration. For example, in June 2014, Amgen and we notified each other that both parties would not exercise the respective options to develop an Accurin incorporating the Amgen therapeutic payload. If we do not receive the funding we expect under these agreements, our continued development of our medicinal nanoengineering platform and drug candidates could be delayed and we may need additional resources to develop additional drug candidates. All of the risks relating to product development, regulatory approval and commercialization described in this report also apply to the activities of our collaborators and there can be no assurance that our collaborations will produce positive results or successful products on a timely basis or at all.

In addition, for a specified period of time following the execution of our collaboration agreement with AstraZeneca, we may not develop or commercialize a compound against the same molecular target as AstraZeneca’s drug candidate. Also, for a limited time while the Roche research agreement is in effect, we are required to work exclusively with Roche with respect to the use of BIND technology targeting therapeutic molecules to specified organs. As a result, our ability to enter into collaboration agreements for additional drug candidates against these targets are significantly limited until the end of the period specified in our collaboration agreements. These restrictions may have the effect of preventing us from undertaking development and other efforts that may appear to be attractive to us.

Additionally, subject to its contractual obligations to us, if a collaborator of ours is involved in a business combination or otherwise changes its business priorities, the collaborator might deemphasize or terminate the development or commercialization of any drug candidate licensed to it by us. If any of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities and our stock price could be adversely affected.

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

Specifically, current second-line treatments for advanced, metastatic NSCLC include docetaxel and other chemotherapy agents such as gemcitabine and pemetrexed (marketed as Alimta), as well as molecularly-targeted therapies such as erlotinib, gefitinib, and crizotinib. In addition, there are monoclonal antibodies targeting anti-PD-1/PD-L1 in late stages of development that could significantly alter the treatment paradigm; Bristol-Myers Squibb, F. Hoffmann-La Roche Ltd., Merck and Co., Inc. and AstraZeneca all have anti-PD-1 or PD-L1 programs in phase 3 for NSCLC. In mCRPC, in addition to first-line chemotherapy agents such as docetaxel, the treatment paradigm has evolved significantly to include use of hormonal therapies such as abiraterone and enzalutamide prior to the administration of chemotherapies, which therapies were formerly used mainly in the post-chemotherapy setting. Other similar drugs are also being developed. Cabazitaxel (marketed as Jevtana), currently a second-line taxane chemotherapeutic, is also being tested in clinical studies against docetaxel for efficacy in first-line mCRPC. In addition, other companies are developing therapies targeting PSMA to treat mCRPC, including antibody-drug conjugates, or ADC, by Progenics Pharmaceuticals, Inc., and Ambryx, Inc., and a Bispecific T Cell Engager, or BITE, antibody by Bayer Healthcare. We also face competition from numerous companies utilizing other nanomedicine platforms to develop targeted therapies, including platforms focused on albumin nanoparticles, liposomes and polymeric nanoparticles.

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

Sanctions against Russia, and Russia’s response to those sanctions, could adversely affect our business.

Due to Russia’s intervention in Ukraine and annexation of Crimea, the United States and the European Union have imposed sanctions on certain individuals and entities in Russia and Ukraine, including economic sanctions restricting certain entities’ access to U.S. securities markets. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials. We have a wholly owned subsidiary, BIND (RUS) LLC, in Russia, which holds $5.3 million of cash in Russian banks as of June 30, 2014. Our subsidiary conducts research and development activities for our product pipeline, including clinical trials of our drug candidates. Our success is dependent upon our ability to successfully complete clinical development of and obtain regulatory approval of our drug candidates. If the United States and Europe were to impose sanctions on additional Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities and our business could be affected.

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

As of June 30, 2014, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 55% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

A significant portion of our total outstanding shares recently became eligible to be sold, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2014, we had outstanding 16,541,970 shares of common stock, of which approximately 5,803,454 shares recently became eligible to be sold. Moreover, holders of an aggregate of approximately 6,199,114 shares of our common stock, including shares issuable upon the exercise of warrants, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

BIND THERAPEUTICS, INC.

Date: August 7, 2014	by:	/s/ Scott Minick
Scott Minick
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2014	by:	/s/ Andrew Hirsch
Andrew Hirsch
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of BIND Therapeutics, Inc.	8-K	001-36072	3.1	9/25/13

3.2	Amended and Restated Bylaws of BIND Therapeutics, Inc.	8-K	001-36072	3.2	9/25/13

10.1	Letter agreement waiving director compensation, dated October 24, 2013, by and between the Registrant and Yurii Udaltsov, Cand. Sc					*

10.2	First Amendment to Lease, dated June 26, 2014, by and between the Registrant and BMR-325 Vassar Street LLC					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS†	XBRL Instance Document					**

101.SCH†	XBRL Taxonomy Extension Schema Document					**

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					**

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document					**

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document					**

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document					**

*	Filed herewith.
**	Furnished herewith.
†	In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections