Form 10-Q
period 2014-09-30
BIND Therapeutics, Inc
filed 2014-11-06
CIK 1385228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

On October 31, 2014, the registrant had 16,547,549 shares of common stock, $0.0001 par value per share, outstanding.

BIND THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$23,760	$51,612
Short-term investments	27,152	10,384
Accounts receivable	2,441	1,269
Prepaid expenses and other current assets	780	1,532

Total current assets	54,133	64,797
Property and equipment, net	6,272	6,079
Long-term investments	—	15,387
Restricted cash	1,911	2,084
Other assets	21	61

Total	$62,337	$88,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,746	$1,411
Accounts payable	662	2,643
Accrued expenses	4,176	2,408
Current portion of deferred revenue	5,201	5,086
Current portion of deferred rent	505	513

Total current liabilities	12,290	12,061

Long-term liabilities:
Long-term debt, less current portion	1,948	3,274
Deferred revenue, less current portion	440	2,384
Other long-term liabilities	1,147	1,375

Total long-term liabilities	3,535	7,033

Total liabilities	15,825	19,094

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value—10,000,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value—200,000,000 shares authorized, 16,547,549 shares issued and outstanding at September 30, 2014; 16,438,706 shares issued and 16,410,840 shares outstanding at December 31, 2013	2	2
Additional paid in capital	176,746	174,468
Accumulated deficit	(128,785)	(104,742)
Accumulated other comprehensive loss	(1,451)	(414)

Total stockholders’ equity	46,512	69,314

Total	$62,337	$88,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$3,365	$4,566	$7,389	$8,831

Operating expenses:
Research and development	7,131	5,348	20,855	16,965
General and administrative	3,827	6,280	10,862	10,696

Total operating expenses	10,958	11,628	31,717	27,661

Loss from operations	(7,593)	(7,062)	(24,328)	(18,830)
Other income (expense)
Interest expense, net	(41)	(104)	(197)	(606)
Other income (expense), net	357	(212)	482	(150)

Total other income (expense)	316	(316)	285	(756)

Net loss	(7,277)	(7,378)	(24,043)	(19,586)
Accretion of redeemable convertible preferred stock	—	(957)	—	(3,704)

Net loss attributable to common stockholders	$(7,277)	$(8,335)	$(24,043)	$(23,290)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.44)	$(2.46)	$(1.46)	$(8.97)
Weighted average common shares outstanding:
Basic and diluted	16,544,402	3,391,239	16,477,974	2,595,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(7,277)	$(7,378)	$(24,043)	$(19,586)
Other comprehensive loss:
Foreign currency translation adjustments	(817)	145	(1,034)	(235)
Unrealized gains (losses) on investments	3	—	(3)	—

Comprehensive loss	$(8,091)	$(7,233)	$(25,080)	$(19,821)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(24,043)	$(19,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,314	1,041
Stock-based compensation	2,045	5,195
Change in fair value of warrant liability	—	273
Other non-cash operating activities, net	55	93
Increase (decrease) in cash and cash equivalents from:
Accounts receivable	(1,172)	(1,384)
Prepaid expenses and other current assets	731	(870)
Accounts payable and accrued expenses	767	737
Deferred revenue	(1,665)	7,305

Net cash used in operating activities	(21,968)	(7,196)

Cash flows from investing activities:
Purchases of property and equipment	(2,588)	(1,826)
Proceeds from sales of short-term investments	11,759	—
Proceeds from maturities of short-term investments	18,455	—
Purchases of short-term investments	(31,889)	—
Proceeds from repayment of stockholder loans	—	712
Other investing activities, net	(184)	77

Net cash used in investing activities	(4,447)	(1,037)

Cash flows from financing activities:
Proceeds from issuance of Series D redeemable convertible preferred stock—net	—	17,282
Proceeds from issuance of Series BRN redeemable convertible preferred stock—net	—	1,500
(Payments) proceeds of initial public offering, net	(265)	63,942
Proceeds from issuance of common stock	234	228
Payments under capital lease	(38)	(38)
Borrowings under credit facility	—	4,500
Repayments of credit facility	(806)	(3,326)

Net cash (used in) provided by financing activities	(875)	84,088

Effect of exchange rate on cash	(562)	(26)

(Decrease) increase in cash and cash equivalents	(27,852)	75,829
Cash and cash equivalents—Beginning of year	51,612	4,886

Cash and cash equivalents—End of period	$23,760	$80,715

Noncash investing activities:
Property and equipment purchases included in accounts payable	$21	$160

Noncash financing activities:
Accretion of redeemable convertible preferred stock	$—	$3,704

Conversion of redeemable convertible preferred stock to common stock	$—	$83,515

Initial public offering costs incurred but unpaid at period end	$—	$1,418

Supplementary cash flow information—Interest paid	$486	$309

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly our financial position as of September 30, 2014, the results of our operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2014 are not indicative of the results for the year ending December 31, 2014, or for any future period.

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

On August 27, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 is effective for us on January 1, 2017, with early adoption permitted. We are currently assessing the potential impact of the adoption of ASU 2014-15 on our condensed consolidated financial statements.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for us on January 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our condensed consolidated financial statements.

2. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table summarizes the computation of basic and diluted net loss per share attributable to our common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(7,277)	$(7,378)	$(24,043)	$(19,586)
Accretion of preferred stock issuance costs to redemption value	—	(74)	—	(308)
Accrued dividends on redeemable convertible preferred stock	—	(883)	—	(3,396)

Net loss attributable to common stockholders—basic and diluted	$(7,277)	$(8,335)	$(24,043)	$(23,290)

Weighted-average number of common shares—basic and diluted	16,544,402	3,391,239	16,477,974	2,595,406
Net loss per share attributable to common stockholders—basic and diluted	$(0.44)	$(2.46)	$(1.46)	$(8.97)

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

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	As of
	September 30, 2014	September 30, 2013
Options to purchase common stock	2,593,012	2,182,721
Warrants to purchase common stock	74,412	74,412
Unvested restricted stock	—	67,787

3. REVENUE

Our revenue for the periods presented consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Government grants	$—	$151	$418	$516
Research and development agreements	3,365	4,415	6,971	8,315

Total	$3,365	$4,566	$7,389	$8,831

Government Grants—Government grants consist primarily of research grants from the Ministry for Industry and Trade of the Russian Federation (“MPT Grant”) awarded in October 2012. Advance funding under the contract of 22.3 million Rubles (RUB) ($0.6 million) and 19.9 million RUB ($0.6 million) was received during the nine months ended September 30, 2014 and 2013, respectively. Revenue recognized for this contract for the three and nine months ended September 30, 2014, was zero and $0.4 million, respectively. Revenue recognized for this contract for the three and nine months ended September 30, 2013, was $0.2 million and $0.5 million, respectively. Cash received from the MPT Grant that exceeds revenue recognized has been recorded in deferred revenue.

Research and Development and Collaboration Agreements—Revenue recognized for research and development agreements in the three and nine months ended September 30, 2014 and 2013 relate principally to our 2013 agreements with large pharmaceutical and biotechnology companies. Under these agreements, we perform research and/or studies to assess the feasibility of developing Accurins incorporating therapeutic payloads from such pharmaceutical and biotechnology companies’ proprietary product portfolios and provide the resulting data from such work to the pharmaceutical and biotechnology companies in exchange for reimbursement for research and development services and upfront fees for which revenue recognition was initially deferred and is being recognized over the performance period.

F. Hoffmann-La Roche Ltd.—In June 2014, we entered into a research agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., or Roche, to discover novel nanomedicines using Accurins for the treatment of diseases in therapeutic areas outside of oncology. The research agreement focuses on combining BIND’s Accurin technology with Roche’s proprietary therapeutic payloads and targeting ligands. Under the agreement, Roche paid us an immaterial, non-refundable upfront fee and, additionally, will compensate us for our research and development services up to a specified amount. The upfront fee, which was received by us in July 2014, will be creditable against any such fee negotiated in a future Roche agreement, if any. Therefore, we will not recognize revenue related to the upfront fee during the term of the research agreement. During the three and nine months ended September 30, 2014, we recognized revenue of $0.3 million for reimbursed research and development activities related to the Roche research agreement.

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

We determined that the deliverables under the agreement include the license, the research and development services and participation in the Joint Steering Committee (“JSC”). The JSC deliverable ends at the same time as the research and development services. Our obligations related to the research and development services are to use commercially reasonable efforts to perform the research as set forth in the design/preclinical collaboration plan. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and undelivered research and development services and participation in the JSC do not have standalone value due to the specialized nature of the research services to be provided by us. In addition, while AstraZeneca has the ability to grant sublicenses, it cannot sublicense all or substantially all of its rights under the agreement. The uniqueness of the Company’s research services and the limited sublicense right are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered research and development and JSC services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition model on the final deliverable, since multiple deliverables are accounted for as a single unit of accounting. Under the agreement, the last deliverable to be completed is the research and development services and participation in the JSC which are expected to be completed in 2015. We are utilizing a proportional performance model to recognize revenue related to the upfront payment and our other research and development services (both our internal effort as well as external costs). During the three months ended September 30, 2014 and 2013, we recognized revenue of $2.8 million and $1.3 million, respectively, and during the nine months ended September 30, 2014 and 2013, we recognized revenue of $5.5 million and $1.9 million, respectively, related to the AstraZeneca license agreement.

Pfizer Inc.—In March 2013, we entered into a research, option and license agreement with Pfizer Inc. pursuant to which we granted to Pfizer two options to obtain an exclusive worldwide license to use, develop, manufacture and commercialize Accurins incorporating specified Pfizer drug candidates, for the treatment, prevention and/or diagnosis of any disease or medical condition in humans, except that the licensed rights exclude some vaccine products and products for the treatment of brain cancer. Pfizer may exercise either one or both of its options to acquire the exclusive license for the specified drug candidate until September 2015, subject to certain adjustments, by paying us a specified option exercise fee. If Pfizer exercises any option, it will be solely responsible for all further development and commercialization activities with respect to the licensed products covered by the option, and Pfizer is also solely responsible for obtaining all regulatory approvals for the applicable licensed products and conducting all communications with regulatory authorities.

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

Our deliverables under the agreement include the research and development services and participation on a Joint Research Committee (“JRC”). The JRC deliverable ends at the same time as the research and development services. Our obligations related to the research and development services are to use commercially reasonable efforts to perform the research as set forth in the design/preclinical collaboration plan. We determined that the JRC does not have standalone value apart from the research and development services, and we considered these deliverables a single unit of accounting. We concluded that the Pfizer options are not deliverables of the agreement because they are substantive options and are not priced at a significant and incremental discount. The performance period is the expected period over which the services of the combined unit are performed, which we expect will span through 2015. We are utilizing a proportional performance model to recognize both the upfront payment and our other research and development services (both our internal effort as well as external costs). During the three months ended September 30, 2014 and 2013, we recognized revenue of $0.3 million and $1.4 million, respectively, and during the nine months ended September 30, 2014 and 2013, we recognized revenue of $0.4 million and $2.1 million, respectively, related to the Pfizer research, option and license agreement.

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

Our deliverables under the agreement included conducting the research and development program and participation on a JRC. The JRC deliverable ended at the same time as the research and development services. Our obligations related to the research and development services were to use commercially reasonable efforts to perform the research as set forth in the design/preclinical collaboration plan. Having determined that the JRC did not have standalone value apart from the research and development program, we considered these deliverables as a single unit of accounting. We concluded that the Amgen Option was not a deliverable of the agreement because it was a substantive option and was not priced at a significant and incremental discount. The performance period was the expected period over which the services of the combined unit were performed, which we expected would span through the middle of 2014. The upfront payment was being recognized over the performance period on a proportional performance basis.

In December 2013, we and Amgen amended the license agreement to extend the period during which Amgen may exercise its option by nine months, to July 2014. In June 2014, Amgen notified us that it would not exercise its option; therefore, we had no further performance obligations to Amgen. As a result, we recognized the remaining portion of the upfront license fee of $0.8 million as revenue during the three months ended June 30, 2014. In June 2014, we also notified Amgen that we would not exercise our option to develop an Accurin incorporating the Amgen therapeutic payload.

The change in accounting estimate related to the upfront payment proportional performance calculation resulted in a reduction in net loss of $0.05 in basic and diluted loss per share for the three months ended June 30, 2014. During the three months ended September 30, 2014 and 2013, we recognized revenue of zero and $1.6 million, respectively, and during the nine months ended September 30, 2014 and 2013, we recognized revenue of $0.8 million and $3.9 million, respectively, related to the Amgen license agreement.

4. SHORT-TERM AND LONG-TERM INVESTMENTS

Short-term and long-term investments represent holdings of available-for-sale marketable securities in accordance with our investment policy and cash management strategy. Short-term investments mature within 12 months from the balance sheet date and long-term marketable securities represent investments with maturity dates greater than one year from the balance sheet date. At the time that the maturity dates of these investments become one year or less, the securities are reclassified as short-term investments. Our investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income (expense), net.

The following is a summary of marketable securities (included in short and long-term investments in the Condensed Consolidated Balance Sheets) as of September 30, 2014 and December 31, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
Certificates of deposit	$9,900	$—	$(7)	$9,893
U.S. government agency notes	17,255	4	—	17,259

Total	$27,155	$4	$(7)	$27,152

December 31, 2013
Certificates of deposit	$1,784	$—	$(1)	$1,783
U.S. government agency notes	23,987	3	(2)	23,988

Total	$25,771	$3	$(3)	$25,771

The contractual maturities of the marketable securities as of September 30, 2014 are all due within one year. We had zero and $10,000 of realized gains on our short-term investments for the three and nine months ended September 30, 2014, respectively. We had no realized gains or losses on our short-term investments for the three and nine months ended September 30, 2013. Our certificates of deposit are each under $250,000 and are subject to insurance by the Federal Deposit Insurance Corporation. There were no other-than-temporary impairments recognized for the three and nine months ended September 30, 2014 and 2013.

5. FAIR VALUE MEASUREMENTS

As of September 30, 2014, and as of December 31, 2013, the carrying amounts of cash and cash equivalents, restricted cash, receivables, debt, accounts payable and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. All such measurements are Level 2 measurements in the fair value hierarchy. Included in cash and cash equivalents as of September 30, 2014, and December 31, 2013, are money market fund investments of $19.1 million and $44.7 million, and certificates of deposit of $0.5 million and $0.5 million, respectively.

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

There have been no changes to the valuation methods during the three and nine months ended September 30, 2014. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended September 30, 2014. We had no short-term investments or long-term investments that were classified as Level 3 at any point during the nine months ended September 30, 2014 or during the year ended December 31, 2013.

The following table provides the assets carried at fair value measured on a recurring basis as of September 30, 2014, and December 31, 2013 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Money market funds(1)	$19,625	$19,625	$—	$—
Certificates of deposit(2)	9,893	—	9,893	—
U.S. government agency notes(2)	17,259	—	17,259	—

Total	$46,777	$19,625	$27,152	$—

December 31, 2013
Money market funds(1)	$45,268	$45,268	$—	$—
Certificates of deposit(2)	1,783	—	1,783	—
U.S. government agency notes(2)	23,988	—	23,988	—

Total	$71,039	$45,268	$25,771	$—

(1)	Money market funds are included within cash and cash equivalents and restricted cash in the accompanying Condensed Consolidated Balance Sheets.
(2)	Certificates of deposit and U.S. government agency notes are included within short-term investments and long-term investments in the accompanying Condensed Consolidated Balance Sheets.

6. ACCRUED EXPENSES

Accrued expenses as of September 30, 2014, and December 31, 2013, consisted of the following (in thousands):

	As of September 30, 2014	As of December 31, 2013
Accrued compensation and benefits	$1,365	$612
Accrued clinical trial costs	1,029	709
Other accrued expenses	1,782	1,087

Total accrued expenses	$4,176	$2,408

7. LONG-TERM DEBT

In June 2013, we amended and restated our credit facility with Hercules Technology Growth Capital, Inc. as lender to provide for borrowings of up to $8.5 million through December 2013. Upon closing in June 2013, we borrowed $4.5 million. The proceeds from the initial borrowing were used to pay off the outstanding balance of $2.3 million on our prior credit facility. We did not elect to fund the second advance as of December 31, 2013, and, as a result, the $4.0 million is no longer available to us. The amendment and pay off were accounted for as a debt extinguishment. There was no gain or loss associated with the extinguishment.

Interest on the amended and restated credit facility accrues daily on the outstanding balance at a rate of 10.25% plus the prime rate less 3.25% (a minimum of 10.25%) and was payable monthly through February 2014. Beginning in March 2014, the loan principal and accrued interest are due in 30 equal monthly installments. The loan can be prepaid at any time with certain additional amounts due based on the date of the prepayment. The loan is secured by our tangible assets as of the date of the loan and additions acquired thereafter. The credit facility permits the lender to declare a default upon the occurrence of a material adverse event as defined. Under such default, all amounts outstanding under the credit facility would be payable immediately. The credit facility contains certain restrictions on additional indebtedness, stock repurchases, dividend payments and future loans. The total amount outstanding under these facilities as of September 30, 2014 and December 31, 2013 was $3.7 million and $4.5 million, respectively.

8. STOCK-BASED COMPENSATION

We have recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$209	$534	$983	$1,158
General and administrative	378	3,786	1,062	4,037

Total	$587	$4,320	$2,045	$5,195

Stock Options

On March 25, 2014, we registered with the Securities Exchange Commission on Form S-8 an additional 749,017 shares of common stock to be issued pursuant to the 2013 Incentive Award Plan (“2013 Plan”) evergreen provision. As of September 30, 2014, there were 1,562,671 shares of common stock available for future grant under the 2013 Plan.

During the nine months ended September 30, 2014, we granted 574,730 and 20,000 options to employees and consultants, respectively. During the nine months ended September 30, 2013, we granted 159,917 and 134,439 options to employees and consultants, respectively. The weighted average exercise price and the weighted-average grant-date fair value of options granted for the nine months ended September 30, 2014 was $11.91 per share and $8.73 per share, respectively. The fair value of the grants is being expensed over the vesting period of the options (four years) on a straight-line basis as the services are being provided.

As of September 30, 2014, there was $6.1 million (includes compensation for options containing performance conditions) of unrecognized compensation cost related to the stock options granted under the 2006 Stock Incentive Plan and the 2013 Plan. The compensation is expected to be recognized over the remaining requisite service period for options with a service condition, and upon the probability of achievement of performance conditions, as defined in the option agreement, for options with performance conditions. The weighted average remaining requisite service period was 3.1 years at September 30, 2014.

In September 2013, certain performance-based stock option awards granted to two executives vested upon the closing of the Company’s IPO resulting in stock-based compensation expense of $3.6 million.

9. INCOME TAXES

We did not record a federal or state income tax benefit for our losses for the nine months ended September 30, 2014 and 2013 due to our conclusion that a full valuation allowance is required against our deferred tax assets.

10. COMMITMENTS

In June 2014, we amended our primary office and laboratory lease. The amendment added space in the same building that we had been subleasing from a third party into our office and laboratory lease which continues through April 2017. The amendment did not result in material changes to our rent expense or deferred rent amounts.

11. SUBSEQUENT EVENT

In October 2014, we entered into an at-the-market (“ATM”) sales facility pursuant to which we may, at our option, offer and sell shares of our common stock from time to time for an aggregate offering price of up to $40 million through Cowen and Company, LLC.

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

Since inception, we have incurred significant operating losses. Our net loss was $24.0 million for the nine months ended September 30, 2014 compared to $19.6 million for the nine months ended September 30, 2013. As of September 30, 2014, we had an accumulated deficit of $128.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Roche

In June 2014, we entered into a research agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., or Roche, to discover novel nanomedicines using Accurins for the treatment of diseases in therapeutic areas outside of oncology. The research agreement focuses on combining BIND’s Accurin technology with Roche’s proprietary therapeutic payloads and targeting ligands. Under the agreement, Roche paid us an immaterial, non-refundable upfront fee and, additionally, will compensate us for our research and development services up to a specified amount. The upfront fee will be creditable against an upfront fee negotiated in a future Roche agreement, if any.

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

Pfizer

In March 2013, we entered into a research, option and license agreement with Pfizer, pursuant to which we granted to Pfizer two options to obtain an exclusive worldwide license to use, develop, manufacture and commercialize Accurins incorporating specified Pfizer drug candidates, for the treatment, prevention and/or diagnosis of any disease or medical condition in humans, except that the licensed rights exclude some vaccine products and products for the treatment of brain cancer. Pfizer may exercise either one or both of its options to acquire the exclusive license for the specified drug candidate until September 2015, and subject to certain adjustments, by paying us a specified option exercise fee. Pfizer is required to pay for all of our development costs. We are responsible for manufacturing licensed products through early clinical trials. Under the agreement, we received an upfront payment of $4.0 million and have the potential to receive contingent payments totaling up to $89.5 million in the aggregate under each option upon exercise of the option and achievement by Pfizer of specified development and regulatory events, plus additional contingent payments totaling up to $110 million in the aggregate under each option upon achievement by Pfizer of specified commercial events. We will also receive royalties in the low-single digit to the high-single digit percentages of aggregate worldwide net sales of each licensed product, if any.

Amgen

In January 2013, we entered into a license agreement with Amgen, Inc. which was amended in December 2013. Pursuant to the agreement, we granted to Amgen an option to obtain an exclusive worldwide license to develop, manufacture and commercialize an Accurin incorporating a specified Amgen kinase inhibitor for all uses except for some vaccine applications. Under the agreement, we received an upfront payment of $5.0 million as well as potential development and regulatory milestone payments contingent upon Amgen exercising its option. In June 2014, Amgen notified us that it would not exercise its option; therefore, we had no further performance obligations to Amgen. As a result, we recognized the remaining portion of the upfront license fee of $0.8 million as revenue during the three months ended June 30, 2014. In June 2014, we also notified Amgen that we would not exercise our option to develop an Accurin incorporating the Amgen therapeutic payload.

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

Our research and development expenses are made up of external costs and internal costs, which are primarily compensation expenses for our full-time research and development employees and related expenses. Beginning in January 2013, we implemented a project-based time reporting system so that we can allocate internal costs on a project-by-project basis. We have incurred a total of $95.0 million in research and development expenses from inception through September 30, 2014, with a majority of the non-reimbursed expenses being spent on the development of BIND-014 and the remainder being spent on the development of our Medicinal Nanoengineering® platform, our early stage programs, and our collaborations.

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

Interest Expense, net

Interest income consists of interest income earned on our cash and cash equivalents and short-term investments and income from loans to our founders and chief executive officer. The loans to our founders and chief executive officer were fully repaid in August 2013. Interest expense consists of interest expense on our amounts borrowed under our credit facility.

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

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this Quarterly Report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2014. There have been no material changes to our critical accounting policies through September 30, 2014 from those discussed in our Annual Report on Form 10-K filed on March 25, 2014.

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

Revenue

The following is a comparison of revenue for the three and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,
	2014	2013	Change
Grant revenue	$—	$151	$(151)	(100)%
Collaboration revenue	3,365	4,415	(1,050)	(24)%

Total revenue	$3,365	$4,566	$(1,201)	(26)%

During the three months ended September 30, 2014, total revenue decreased by $1.2 million, or 26%, compared to the same period in 2013. In June 2014, Amgen notified us that it would not exercise its option; therefore, we had no further performance obligations to Amgen and we recognized the remaining portion of the upfront fee of $0.8 million as revenue in the three months ended June 30, 2014. As a result, we did not recognize any revenue from Amgen during the three months ended September 30, 2014, as compared to the $1.6 million in revenue recognized in the three months ended September 30, 2013. In June 2014, we entered into a research agreement with Roche and recognized $0.3 million in revenue for reimbursed research and development activities during the three months ended September 30, 2014 in connection with the agreement.

	Nine Months Ended September 30,
	2014	2013	Change
Grant revenue	$418	$516	$(98)	(19)%
Collaboration revenue	6,971	8,315	(1,344)	(16)%

Total revenue	$7,389	$8,831	$(1,442)	(16)%

During the nine months ended September 30, 2014, total revenue decreased by $1.4 million, or 16%, compared to the same period in 2013. In June 2014, Amgen notified us that it would not exercise its option. Therefore, we had no further performance obligations to Amgen, and revenue from Amgen in the nine months ended September 30, 2014 decreased $3.1 million compared to the same period in 2013. Due to the timing of research and development activities, revenue from Pfizer in the nine months ended September 30, 2014 decreased $1.7 million compared to the same period in 2013. Partially offsetting the decreased revenue from Amgen and Pfizer was increased revenue from AstraZeneca of $3.5 million principally due to our increased internal development effort.

Research and Development

The following is a comparison of research and development expenses for the three and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,
	2014	2013	Change
Research and development expenses	$7,131	$5,348	$1,783	33%

During the three months ended September 30, 2014, our research and development expenses increased by $1.8 million, or 33%, compared to the same period in 2013. The increase in research and development expenses was primarily driven by $1.2 million in higher BIND-014 expenses principally due to clinical trial expenses supporting the Phase 2 trials in NSCLC and mCRPC, and by $0.9 million in increased Collaborations expenses primarily driven by headcount growth which led to higher compensation and benefits expenses.

	Nine Months Ended September 30,
	2014	2013	Change
Research and development expenses	$20,855	$16,965	$3,890	23%

During the nine months ended September 30, 2014, our research and development expenses increased by $3.9 million, or 23%, compared to the same period in 2013. The increase in research and development expenses was primarily driven by $2.0 million in higher BIND-014 expenses principally due to clinical trial expenses supporting the Phase 2 trials in NSCLC and mCRPC, as well as $1.3 million in higher Discovery and preclinical stage product programs expenses and $0.6 million in Collaborations expenses. Headcount growth in the nine months ended September 30, 2014 led to an increase of $2.0 million in compensation and benefits for our research and development personnel.

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

	Three Months Ended September 30,
	2014	2013	Change
Research and development expenses:
BIND-014	$3,827	$2,608	$1,219	47%
Collaborations	2,130	1,276	854	67%
Discovery and preclinical stage product programs, collectively	1,174	1,464	(290)	(20)%

Total research and development expenses	$7,131	$5,348	$1,783	33%

	Nine Months Ended September 30,				January 1, 2013 to
	2014	2013	Change		September 30, 2014
Research and development expenses:
BIND-014	$11,007	$9,008	$1,999	22%	$24,486
Collaborations	4,329	3,766	563	15%	9,067
Discovery and preclinical stage product programs, collectively	5,519	4,191	1,328	32%	11,672

Total research and development expenses	$20,855	$16,965	$3,890	23%	$45,225

General and Administrative

The following is a comparison of general and administrative expenses for the three and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,
	2014	2013	Change
General and administrative expenses	$3,827	$6,280	$(2,453)	(39)%

For the three months ended September 30, 2014, our general and administrative expenses decreased by $2.5 million, or 39%, compared to the same period in 2013. The decrease in our general and administrative expenses was primarily due to certain performance-based stock option awards granted to two executives which vested upon the closing of the Company’s IPO in September 2013 resulting in stock-based compensation expense of $3.6 million. The decrease was partially offset by an increase of $0.5 million in compensation and benefits for our general and administrative personnel, as well as increases totaling $0.4 million in external consulting fees.

	Nine Months Ended September 30,
	2014	2013	Change
General and administrative expenses	$10,862	$10,696	$166	2%

For the nine months ended September 30, 2014, our general and administrative expenses increased by $0.2 million, or 2%, compared to the same period in 2013. The increase in our general and administrative expenses was primarily driven by $0.9 million in higher external consulting expenses, $0.9 million in higher compensation and benefits for our general and administrative personnel, as well as higher insurance and other expenses principally related to operating as a public company since September 2013. The increase was partially offset by certain performance-based stock option awards granted to two executives which vested upon the closing of the Company’s IPO in September 2013 resulting in stock-based compensation expense of $3.6 million.

Liquidity and Capital Resources

Since our inception and through September 30, 2014, our capital resources have included gross proceeds from the sale of common stock in our IPO, proceeds from the sale of preferred stock and convertible debt securities, collaborations and license agreements, government grants, and borrowings under our credit facility. As of September 30, 2014, our cash, cash equivalents and short-term investments totaled $50.9 million. Approximately $3.0 million of our cash and cash equivalents was held by our Russian subsidiary. As of September 30, 2014, we also had $1.3 million in restricted cash held in our Russian subsidiary.

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

At-the-Market Facility

In October 2014, we entered into an at-the-market sales agreement (“Sales Agreement”) with Cowen & Company, LLC (“Cowen”) pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $40 million through Cowen, acting as our sales agent. Upon delivery of a placement notice by us and subject to the terms and conditions of the Sales Agreement, Cowen will use its commercially reasonable efforts to sell shares of our common stock, based upon our instructions. We have provided Cowen with customary indemnification rights, and Cowen will be entitled to a commission of up to 3.0% of the gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock, if any, under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cowen to sell shares in negotiated transactions. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice and subject to other conditions under the Sales Agreement or may at any time upon notice terminate the Sales Agreement. As of the date of this Quarterly Report on Form 10-Q, we have not sold any shares of common stock under the Sales Agreement.

Indebtedness

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

Interest on the amended and restated credit facility accrues daily on the outstanding balance at a rate of 10.25% plus the prime rate less 3.25% (a minimum of 10.25%) and was payable monthly through February 2014. Beginning in March 2014, the loan principal and accrued interest are due in 30 equal monthly installments. The loan can be prepaid at any time with certain additional amounts due based on the date of the prepayment. The loan is secured by our tangible assets as of the date of the loan and additions acquired thereafter. The credit facility permits the lender to declare a default upon the occurrence of a material adverse event as defined. Under such default, all amounts outstanding under the credit facility would be payable immediately. The credit facility contains certain restrictions on additional indebtedness, stock repurchases, dividend payments and future loans. The total amount outstanding under these facilities as of September 30, 2014 and December 31, 2013 was $3.7 million and $4.5 million, respectively.

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

The credit facility also includes events of default, the occurrence and continuation of which provide Hercules with the right to exercise remedies against us and the collateral securing the loans under the credit facility, including our cash. These events of default include, among other things, our failure to pay any amounts due under the credit facility, a breach of covenants under the credit facility, our insolvency and the insolvency of our subsidiaries, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness, and a final judgment against us in an amount greater than $500,000.

Plan of Operations and Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical and non-clinical research and development services, laboratory and related supplies, clinical costs, manufacturing costs, legal and other regulatory expenses and general overhead costs.

We expect that our cash, cash equivalents and short-term investments as of September 30, 2014, and research and development funding that we expect to receive under our existing collaborations, excluding any potential milestone payments, will fund our operating expenses and capital expenditure requirements through at least September 30, 2015. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our drug candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, including potential sales under our ATM facility, debt financings and revenue from grant, license and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone payments under our agreements with them, we do not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine months ended September 30,
	2014	2013
Net cash used in operating activities	$(21,968)	$(7,196)
Net cash used in investing activities	(4,447)	(1,037)
Net cash (used in) provided by financing activities	(875)	84,088

Net Cash Used in Operating Activities

Net cash used in operating activities was $22.0 million during the nine months ended September 30, 2014 compared to $7.2 million in the same period in 2013. The increase in cash used in operating activities in the nine months ended September 30, 2014 was primarily driven by a decrease in upfront payments received from collaboration agreements compared to the same period in 2013. We did not enter into any collaboration agreements with material upfront payments in the first nine months of 2014. In addition, we funded a larger net loss during the nine months ended September 30, 2014 compared to the same period in 2013.

Net Cash Used in Investing Activities

Net cash used in investing activities was $4.4 million for the nine months ended September 30, 2014 compared to $1.0 million in the same period in 2013. The cash used in investing activities during the nine months ended September 30, 2014 included $31.9 million of purchases of short-term investments and $2.6 million of purchases of property and equipment partially offset by proceeds of $11.8 million and $18.5 million of sales and maturities of short-term investments, respectively. The cash used in investing activities during the nine months ended September 30, 2013 primarily related to $1.8 million of purchases of property and equipment partially offset by $0.7 million of repayments of stockholder loans.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities of $0.9 million during the nine months ended September 30, 2014 was primarily due to the repayments under our credit facility and payments of IPO costs. The net cash provided by financing activities during the nine months ended September 30, 2013 was primarily net proceeds of $63.9 million from the IPO, net proceeds of $18.8 million from the issuance of redeemable convertible preferred stock and borrowings under our credit facility of $4.5 million, partially offset by repayments for our credit facility of $3.3 million.

Contractual Obligations

Other than the extension of our laboratory and office space lease as noted below, there have been no material changes to our contractual obligations during the nine months ended September 30, 2014.

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

New Accounting Pronouncements

On August 27, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 is effective for us on January 1, 2017, with early adoption permitted. We are currently assessing the potential impact of the adoption of ASU 2014-15 on our condensed consolidated financial statements.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for us on January 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2014, we had cash, cash equivalents and short-term investments totaling $50.9 million, consisting of interest-bearing money market accounts, prime money market funds, certificates of deposit, and U.S. government agency notes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments. We are also subject to interest rate risk from the loans under the credit facility that bear interest at an annual rate equal to (a) 10.25% plus (b) the prime rate (as reported in the Wall Street Journal) minus (c) 3.25% subject to a floor of 10.25%.

In addition, we are subject to currency risk for balances held in rubles in our foreign subsidiary. We work to maintain all balances in U.S. dollars until payment in rubles is required to minimize this currency risk. Fluctuations in the exchange rate over the past 18 months has been approximately 26%. As of September 30, 2014, we held $3.0 million in Russian banks to support our Russian subsidiary, a portion of which is denominated in U.S. dollars. In addition, we held $1.3 million in restricted cash in our Russian subsidiary as of September 30, 2014. We contract with clinical research organizations internationally, primarily for the performance of clinical trials in Russia. Transactions with these providers are predominantly settled in rubles and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks over time. We do not hedge against foreign currency risks.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $24.0 million for the nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $128.8 million. To date, we have financed our operations primarily through private placements of our preferred stock and convertible debt securities, borrowings under our credit facility with Hercules Technology Growth Capital, Inc., or Hercules, government grants and collaborations and an initial public offering of our common stock. All of our revenue to date has been collaboration revenue and government grants. We have devoted substantially all of our financial resources and efforts to developing our medicinal nanoengineering platform, identifying potential drug candidates, and conducting preclinical studies and clinical trials. We are still in the early stages of development of our drug candidates, and we have not completed development of any Accurins or other drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

We believe that our cash, cash equivalents and short-term investments as of September 30, 2014, and our research and development funding that we expect to receive under our existing collaborations, excluding any potential milestone payments, will fund our operating expenses and capital expenditure requirements through at least September 30, 2015. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

In October 2014, we entered into an at-the-market (“ATM”) facility pursuant to which we may, at our option, offer and sell shares of our common stock from time to time for an aggregate offering price of up to $40 million. As of the date of this Quarterly Report on Form 10-Q, we have not sold any shares of common stock under the ATM facility. We do not know whether and to what extent we will seek to sell shares pursuant to the ATM facility and, when and if we decide to sell shares, we do not know if we will be able to do so and on what terms. The state of the economy and the financial and credit markets at the time or times we seek additional financing may make it more difficult and more expensive to obtain.

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

We commenced active operations in 2007, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our medicinal nanoengineering platform, identifying potential drug candidates, and conducting preclinical studies and clinical trials. All but one of our drug candidates, BIND-014, are still in preclinical development. We completed our Phase 1 clinical trial of BIND-014, our lead drug candidate, and are conducting two Phase 2 clinical trials for this drug candidate, but have not completed these or any other clinical trials for this or any other drug candidate. We have not yet demonstrated our ability to successfully complete any Phase 2 or pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have a $4.5 million credit facility with Hercules that is secured by a lien covering substantially all of our personal property, excluding intellectual property. As of September 30, 2014, the outstanding principal balance of the loan was $3.7 million. The credit facility contains customary affirmative and negative covenants and events of default applicable to us and our subsidiaries. The affirmative covenants include, among others, covenants requiring us (and us to cause our subsidiaries) to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on us and our subsidiaries transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. If we default under the facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lender could declare a default upon the occurrence of any event that it interprets as a material adverse effect as defined under the credit facility, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

We are currently conducting two Phase 2 clinical trials to evaluate the level of clinical activity of BIND-014 in NSCLC and mCRPC. If we obtain favorable results in these trials, we plan to initiate additional trials of this drug candidate in 2015 in both mCRPC and second-line NSCLC. We also plan to initiate clinical trials in other types of cancer including cervical, cholangio, and neuroendocrine cancers. However, we cannot provide any assurance that we will successfully complete our ongoing Phase 2 clinical trials and be able to initiate pivotal clinical trials for this drug candidate for either or both types of cancer. The results of our Phase 2 clinical trials could yield negative or ambiguous results. Since this is our most advanced drug candidate, such results could adversely affect future development plans, collaborations and our stock price.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug for that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to nine years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products are currently on the market, including the therapeutic payload in BIND-014, for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our drug candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

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

Due to Russia’s intervention in Ukraine and annexation of Crimea, the United States and the European Union have imposed sanctions on certain individuals and entities in Russia and Ukraine, including economic sanctions restricting certain entities’ access to U.S. securities markets. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials. We have a wholly owned subsidiary, BIND (RUS) LLC, in Russia, which holds $3.0 million of cash and $1.3 million in restricted cash in Russian banks as of September 30, 2014. Our subsidiary conducts research and development activities for our product pipeline, including clinical trials of our drug candidates. Our success is dependent upon our ability to successfully complete clinical development of and obtain regulatory approval of our drug candidates. If the United States and Europe were to impose sanctions on additional Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities and our business could be affected.

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

As of September 30, 2014, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 55% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2014, we had outstanding 16,547,549 shares of common stock, of which approximately 7,346,070 shares recently became eligible to be sold. Moreover, holders of an aggregate of approximately 2,790,089 shares of our common stock, including shares issuable upon the exercise of warrants, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We have incurred and will continue to incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public reporting company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. In particular, pursuant to Section 404 of the Sarbanes-Oxley Act, beginning with our annual report for the year ending December 31, 2014, our management will be required to annually assess the effectiveness of our internal control over financial reporting. Once we cease to be an emerging growth company, our independent registered public accounting firm will be required to furnish an annual attestation report on our internal control over financial reporting. These requirements have increased and will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly.

To achieve compliance with Section 404 within the prescribed time period we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we use internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting. In addition, we continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that, when required, neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the SEC or Section 404. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

BIND THERAPEUTICS, INC.

Date: November 6, 2014	by:	/s/ Scott Minick
Scott Minick
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2014	by:	/s/ Andrew Hirsch
Andrew Hirsch
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of BIND Therapeutics, Inc.	8-K	001-36072	3.1	9/25/13

3.2	Amended and Restated Bylaws of BIND Therapeutics, Inc.	8-K	001-36072	3.2	9/25/13

4.1	Form of Indenture.	S-3	333-199105	4.2	10/01/14

10.1	Non-Employee Director Compensation Program, as amended on September 24, 2014.					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					*

32.1	Section 1350 Certification of Chief Executive Officer.					*	*

32.2	Section 1350 Certification of Chief Financial Officer.					*	*

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Taxonomy Extension Schema Document.					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					*

*	Filed herewith.
**	Furnished herewith.