Form 10-K
period 2014-12-31
BIND Therapeutics, Inc
filed 2015-03-11
CIK 1385228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on The NASDAQ Global Select Market on June 30, 2014, was $151,947,159

As of February 28, 2015, there were 20,392,918 of the Registrant’s common shares, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference in answer to Part III of this Annual Report on Form 10-K.

BIND Therapeutics, Inc.

FORM 10-K

YEAR ENDED DECEMBER 31, 2014

As used in this report, the terms “we,” “us,” “our,” “BIND”, and the “Company” mean BIND Therapeutics, Inc. and its subsidiaries, unless the context indicates another meaning.

Unless otherwise noted, all dollar amounts in this report are expressed in United States dollars.

PART I

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the SEC. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. The forward-looking statements contained in this Annual Report include, but are not limited to, statements related to: anticipated financial performance; expected liquidity and capitalization; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects; potential of future product releases; our ability to protect our intellectual property from third-party claims; anticipated sales performance; industry trends; market conditions; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings; anticipated expenditures in regard to our benefit plans; ability to repay our indebtedness; and our intentions regarding the use of cash. All forward-looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward looking statements.

Item 1.	Business

Overview

We are a clinical-stage nanomedicine platform company developing a pipeline of Accurins, our novel targeted therapeutics designed to result in superior patient outcomes by increasing the concentration and duration of therapeutic payloads at disease sites while reducing exposure to healthy tissue. We are leveraging our Medicinal Nanoengineering platform to develop a pipeline of Accurins in oncology and have a number of strategic collaborations with biopharmaceutical companies to develop Accurins based on their proprietary payloads. We are leveraging strategic collaborations to expand Accurin development beyond oncology. Our wholly owned, lead drug candidate, BIND-014, is a prostate-specific membrane antigen (PSMA) -targeted Accurin that contains docetaxel, a clinically-validated and widely-used cancer chemotherapy drug, as the therapeutic payload. PSMA is a clinically-validated tumor marker expressed on prostate cancer cells and the blood vessels of many types of non-prostate solid tumors, including non-small cell lung cancer, or NSCLC. BIND-014 is currently in development for the treatment of NSCLC patients with KRAS mutations or squamous histology. In addition, we plan to initiate clinical trials with BIND-014 in cervical, bladder, head and neck and cholangio cancers in 2015. We are also advancing BIND-510, a PSMA-targeted Accurin drug candidate containing the potent microtubule inhibitor vincristine, through pre-clinical studies to position it for an investigational new drug, or IND, filing in 2016. Lastly, we are developing Accurins designed to inhibit polo-like kinase 1 (PLK1) and kinesin spindle protein (KSP), both of which we believe are promising anti-mitotic targets that have been limited in the clinic due to dose-limiting toxicities prior to achieving therapeutic dose levels. We have ongoing collaborations with Pfizer Inc., AstraZeneca AB, F. Hoffmann-La Roche Ltd. and Merck & Co., or Merck (known as Merck Sharp & Dohme outside the United States and Canada), to develop Accurins based on their proprietary therapeutic payloads and targeting ligands.

A major challenge in developing drugs is to ensure that therapeutic agents focus their activity at sites of disease and minimize their activity on healthy tissue. This is especially difficult with drugs used to treat cancer, where the goal is to destroy or inhibit growth of cancer cells without damaging similar healthy cells. First generation cancer drugs were cytotoxic chemotherapies, such as Taxotere, which target the mechanisms responsible for cell proliferation, a key characteristic of cancer cells. However, these drugs have limited selectivity and since the mechanisms responsible for cell proliferation are also a property of certain healthy cells, this leads to significant adverse effects when healthy cells are destroyed. Biopharmaceutical companies have more recently developed more selective drugs, which are commonly referred to as targeted therapies, such as Herceptin™ and Gleevec™, by targeting proteins found at higher levels on the surface of cancer cells or by inhibiting dysregulated biochemical pathways inside cancer cells. More recently, drugs such as Kadcyla™ have increased efficacy by linking toxins and antibodies to deliver targeted cytotoxicity. While these newer drugs are an improvement in targeting cancer cells relative to normal tissue, as we learn more about cancer biology there continues to be a need to develop drugs with increased selectivity.

We believe Accurins represent the next stage in the evolution of drug therapy. Accurins are nanoparticles designed to concentrate high levels of therapeutic payload at sites of disease while limiting exposure to healthy tissue. In order to accomplish this, Accurins are designed with three important properties: 1) long circulating half-life so that the particles can reach the target tissue; 2) targeting mechanisms so that the particles can accumulate at the site of disease; and 3) controlled release of the therapeutic payload so that when the particles accumulate at the target tissue the majority of the therapeutic payload can be released at the disease site and not in healthy tissue. Accurins have the potential to significantly increase the selectivity of a therapeutic payload and result in efficacy and safety not currently achievable with conventional treatment standards.

Product Pipeline and Platform

We are leveraging our Medicinal Nanoengineering platform to develop a pipeline of Accurins targeting hematological and solid tumors. We also have a number of strategic collaborations with biopharmaceutical companies to develop Accurins in areas of high unmet need using our collaborator’s proprietary payloads. The following table depicts our proprietary and collaboration products and their various stages of development:

Evolution of Targeted Therapies

The challenge for all drugs is to maximize the net clinical benefit by increasing the desired therapeutic effect and reducing adverse effects. This is especially difficult with drugs used to treat cancer, where the goal is to destroy or inhibit growth of cancer cells without damaging similar healthy cells. First generation cancer drugs were cytotoxic chemotherapies, such as Taxotere, which target the mechanisms responsible for cell proliferation, a key characteristic of cancer cells, with limited selectivity. The mechanisms responsible for cell proliferation are also a property of healthy cells, which can lead to significant adverse events when healthy cells are destroyed. Biopharmaceutical companies developed more selective drugs, such as Herceptin and Gleevec, that target proteins found at higher levels on the surface of cancer cells or inhibit dysregulated biochemical pathways inside cancer cells.

A further step in the evolution of targeted therapies is antibody drug conjugates, or ADCs. ADCs consist of an antibody or antibody fragment and a chemically linked toxin. ADCs are designed to target antigens that are exclusively or preferentially expressed on the surface of cancer cells. The antibody causes the ADC to bind to the target cancer cells, where the ADC is required to be internalized by the cell in order to break the chemical link and release the toxin to kill the target cell. Because of the targeting, ADCs are expected to produce lower side effects and a greater net clinical benefit as compared to the toxin alone. Examples of ADCs include Adcetris™, which is approved to treat relapsed and refractory Hodgkins lymphoma, and Kadcyla, which is approved to treat metastatic breast cancer.

The advent of targeted therapies has represented a major advance in the fight against important diseases including cancer. In some instances targeted therapies have displaced cytotoxic agents in standard cancer regimens, and in others targeted therapies are now used in combination with cytotoxics. However, many targeted therapies are subject to the same limitations as cytotoxic agents, and despite the commercial and clinical success of targeted therapies, we believe the industry is increasingly recognizing potential limitations associated with these therapies, including:

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

As a result of these limitations and as we learn more about cancer biology, we believe there continues to be a need to develop targeted therapies with increased net clinical benefit.

The Emergence of Nanomedicine

Recently, there has been a growing interest in the development of therapeutics using nanotechnology. Nanotechnology is the science and engineering of manipulating matter at the nanometer scale and involves systems on the order of one-thousandth the thickness of a human hair. Nanomedicine is the medical application of nanotechnology to develop therapeutics with clinically useful chemical, physical and biological properties. There are several nanomedicine platforms at various stages of development or commercialization, many of which have limitations. Notable platforms include albumin nanoparticles, liposomes and polymeric nanoparticles.

•	Albumin nanoparticles utilize the plasma protein albumin to formulate therapeutic agents. Abraxane™ is an albumin nanoparticle paclitaxel that does not contain Cremophor, an excipient used in

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

Accurins are polymeric nanoparticles that incorporate a therapeutic payload and have prolonged circulation within the bloodstream, enable targeting of the diseased tissue or cells, and provide for the controlled and timely release of the therapeutic payload.

Prolonged circulation. We design Accurins with a stealth and protective layer that enables them to circulate within the bloodstream for a prolonged period of time, and accumulate at the disease site before being cleared from the circulatory system.

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

Tissue Targeting (Passive/Biophyiscal Targeting): We engineer biophysical properties of the nanoparticles to avoid immune surveillance and escape through gaps in blood vessels surrounding tumors and other disease sites.

Cellular Targeting (Active/Ligand-Directed, Receptor-Mediated Binding): We attach a targeting ligand on the surface of the nanoparticle to bind to specific cell-surface or tissue markers.

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

By combining prolonged circulation, triple targeting and controlled and timely release of the therapeutic payload, Accurins have the potential to significantly increase the net clinical benefit associated with the therapeutic payload and result in efficacy and safety currently not achievable with conventional treatment standards.

These diagrams depict an Accurin and its key components:

• Controlled-release polymer matrix • Unmodified therapeutic payload • Stealth and protective layer • Targeting ligands

•    Controlled-release polymer matrix—We physically entrap the therapeutic payload in a matrix of clinically-validated, biodegradable and biocompatible FDA approved polymers that mediate the release of the therapeutic payload at the disease site. The matrix is engineered, or programmed, to control the release of the therapeutic payload at a predetermined rate for the specific therapeutic payload and disease application.

•    Unmodified therapeutic payload—Our Accurins are designed to use a broad range of therapeutic payloads, including small molecules, peptides, proteins and nucleic acids, such as siRNA and mRNA.

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

Manufacturing of Accurins

Accurins are manufactured using a readily-scalable, self-assembly nanoemulsion process with well-defined, robust unit operations. This highly specialized and precisely controlled manufacturing process enables us to reproducibly manufacture Accurins across many scales, from gram-scale at the laboratory bench to hundreds of grams for IND- enabling toxicology studies complying with the FDA’s good laboratory practice, or GLP, regulations to the multi-kilogram scale for clinical batches complying with FDA’s current good manufacturing practice, or cGMP, regulations. In addition, our well-controlled, self-assembly manufacturing process is the backbone of our Medicinal Nanoengineering platform, allowing us to take a combinatorial approach varying key nanoparticle parameters, such as drug load and release profiles, nanoparticle size/distribution and targeting ligand content, to identify Accurins for lead candidate selection. Our approach differs from common approaches to the preparation of nanoparticles that often employ multiple steps for drug incorporation and, separately, for the attachment of ligands to preformed nanoparticles, which create several challenges for reproducibility, yield and scalability. We have more than five issued U.S. patents relating to Accurin manufacturing processes.

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

For example, we have incorporated vincristine, the highly potent vinca alkaloid that works as a microtubule inhibitor, into a PSMA-targeted Accurin nanoparticle. Evidence of meaningfully greater efficacy and an improved toxicity profile compared to vincristine in conventional form has been demonstrated across a broad range of in vivo tumor models. In normal rats, the plasma concentration was more than 100 times higher in animals receiving the Accurin form of vincristine compared to conventional vincristine. In cynomolgus monkeys, Accurin vincristine was well tolerated with minimal side effects at a vincristine dose that caused moribundity when administered in conventional form. In a mouse tumor model of human breast cancer, we observed an approximately 10-fold increase in tumor vincristine concentration and an approximately two-fold increase in the maximum tolerated dose with Accurin vincristine compared to conventional vincristine. At its maximum tolerated dose, a single dose of Accurin vincristine resulted in complete inhibition of tumor growth for the duration of the experiment, approximately 50 days after treatment, while conventional vincristine administered at its maximum tolerated dose inhibited tumor growth for approximately two weeks.

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

BIND-014

Our lead drug candidate, BIND-014, is a PSMA -targeted Accurin that contains docetaxel, a clinically-validated and widely-used cancer chemotherapy drug. PSMA is a clinically-validated tumor marker expressed on prostate cancer cells and the blood vessels of many types of non-prostate solid tumors, including NSCLC. In 2013, we initiated two Phase 2 clinical trials to evaluate the level of clinical activity of BIND-014, one in NSCLC, where we evaluated two dose schedules (60mg/m2 on day one of a 21 day cycle, or Q3W, and 40 mg/m2 on day 1, 8 and 15 of a 28 day cycle, or Q1W), and one in metastatic castrate resistant prostate cancer (mCRPC), where we evaluated only the Q3W schedule. In November 2014, we announced positive topline data for BIND-014 in the NSCLC patient population with promising signals of efficacy in two subpopulations of NSCLC with high unmet need: KRAS mutant tumors and tumors with squamous histology. We are currently advancing BIND-014 for the treatment of NSCLC patients with KRAS mutations or squamous histology. In January 2015, we also announced positive topline data from the ongoing Phase 2 trial in mCRPC; however, given the rapidly emerging treatment landscape in mCRPC we have decided not to move forward with the development of BIND-014 in mCRPC and focus our resources on more promising opportunities. We plan to initiate clinical trials with BIND-014 in cervical, bladder, head and neck and cholangio cancers in 2015.

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

Docetaxel, the therapeutic payload in BIND-014, is more effective in some cancers compared to other cancers. For example, in metastatic breast cancer, single-agent docetaxel has a 30-60% response rate and six-month progression-free survival. On the other hand, in second-line NSCLC, where it is one of the most commonly used chemotherapy agents, the response rate is only 5-9% with a progression-free survival of approximately three months. In clinical trials with docetaxel in KRAS mutant NSCLC, no responses were seen with docetaxel as a single agent. The following table indicates the single-agent efficacy of docetaxel in various solid tumors based on several published clinical studies.

Indication	Response Rate (%)(1)	Progression-Free Survival (Months)
NSCLC (2nd Line)	5-9%	3
NSCLC KRAS mutant	0%	—
mCRPC	45-65%	6-8
Breast (1st Line Metastatic)	30-60%	6
Bladder (2nd Line)	13%	5
Cervix (2nd Line)	0-21%	2-3
Ovary (2nd Line)	20-25%	5
Biliary (1st-2nd Line)	0-20%	4-6
Gastric (2nd Line)	14%	2.6
Head and Neck (2nd Line)	27-43%	5-6.5

(1)	Response rate is a reduction in tumor volume or, with respect to mCRPC, prostate-specific antigen, or PSA, levels.

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

BIND-014 Market Opportunity

Our development plan seeks to advance BIND-014 in NSCLC patients with KRAS mutant tumors or squamous histology. Together, KRAS mutant and squamous histology represent approximately 45% of the locally advanced or metastatic NSCLC population, and both indications offer the opportunity to develop an improved standard of care as well as a substantive commercial opportunity. In addition, we plan to initiate clinical trials with BIND-014 in cervical, bladder, head and neck and cholangio cancers in 2015.

NSCLC

NSCLC remains an area of high unmet medical need. According to the World Health Organization, lung cancer is the number one cause of cancer related morbidity and mortality worldwide, with an estimated 1.8 million new diagnoses and 1.6 million deaths annually. Approximately 80-90% of lung cancer diagnoses are of the non-small cell type, of which squamous cell and adenocarcinoma subtypes make up 26% and 50% of these cases, respectively. Despite the availability of numerous active therapies, the prognosis remains poor, with average five-year survival as low as 16% for all patients diagnosed with NSCLC, and less than 5% for patients with locally-advanced or metastatic disease at diagnosis.

While surgical resection and radiation and/or chemotherapy can affect cures in early-stage lung cancer, current therapy for locally-advanced or metastatic NSCLC primarily focuses on palliative pharmacotherapy. Of the more than 450,000 estimated patients who will be diagnosed with non-small cell lung cancer in the United States and EU-28 in 2015, more than 60% will have locally-advanced or metastatic disease at diagnosis and thus be eligible for therapeutic treatment. Of the remainder, one-third to one-half will develop relapsed or metastatic disease following treatment for localized disease.

The treatment for patients with locally-advanced or metastatic NSCLC in the key global markets of the United States, Western Europe, and Japan focuses on extending survival and ameliorating cancer symptoms while maintaining the best possible quality of life. Treatment includes various chemotherapy regimens as well as a handful of therapies that target specific oncogenic drivers such as the epithelial growth factor receptor (EGFR) and anaplastic lymphoma-kinase (ALK). Less than one third of patients with NSCLC adenocarcinomas are reported to have tumors that express these molecular markers (EGFR and ALK). The single most common genetic mutation identified thus far in lung adenocarcinoma, known as Kirsten rat sarcoma viral oncogene or KRAS, accounts for one-quarter of diagnoses. Presence of KRAS mutations, independent of treatment, is prognostic of poor survival compared to the absence of KRAS mutations. There is currently no approved targeted therapy specific to the KRAS mutation.

For patients who lack sensitizing EGFR mutations and ALK rearrangements, chemotherapy remains the mainstay of NSCLC therapy for both squamous and non-squamous carcinoma sub-types. Current first-line therapy for advanced or metastatic NSCLC consists of platinum-based combination chemotherapy. The most effective combination chemotherapy approach for initial treatment of patients with advanced or metastatic squamous lung cancer, cisplatin/gemcitabine, provides a median survival of only 10.8 months, while median survival in patients with non-squamous histologies of 12.6 months have been reported with cisplatin/pemetrexed. Whether or not KRAS mutations are prognostic for response to therapy remains controversial, with one recent retrospective study showing no difference in progression-free survival or responsiveness to chemotherapy or EGFR tyrosine-kinase inhibitors between KRAS-mutant and KRAS-wild type patients.

Second-line therapy for patients with advanced or metastatic NSCLC is typically monotherapy with agents such as docetaxel, pemetrexed (non squamous only), gemcitabine or erlotinib, if these agents have not already been given. Taxanes are used extensively to treat NSCLC in the United States, EU-28, and Japan, with a large percentage of these patients receiving docetaxel, predominantly in second or subsequent lines of treatment. Notwithstanding its widespread use in the second-line treatment for NSCLC, docetaxel has modest efficacy in this setting. In the definitive docetaxel trial in NSCLC, patients previously treated with platinum-based chemotherapy, partial responses were observed in only 5.5% of patients and median overall survival surpassed best supportive care by only 2.9 months (7.5 months vs. 4.6 months, P=0.003). By concentrating docetaxel at the tumor site, we believe that BIND-014 will be able to achieve superior efficacy to docetaxel in this setting without worsening treatment tolerability.

Cervical Cancer

Cervical cancer is a malignant neoplasm arising from cells originating in the cervix. One of the most common symptoms of cervical cancer is abnormal vaginal bleeding, but in some cases there may be no obvious symptoms until the cancer has progressed to an advanced stage. Human papillomavirus (HPV) infection appears to be involved in the development of more than 90% of cases. Most cervical cancers are squamous cell carcinomas, arising in the squamous (flattened) epithelial cells that line the cervix. Adenocarcinoma, arising in glandular epithelial cells is the second most common type. Very rarely, cancer can arise in other types of cells.

Worldwide, cervical cancer is the second most common and the fifth deadliest cancer in women. There were expected to be approximately 12,000 new patients with invasive cervical cancer diagnosed in the United States in 2014 with approximately 4,000 deaths from this disease. In developed countries, the widespread use of cervical screening programs has dramatically reduced the incidence of invasive cervical cancer and incidence is expected to further decline with the recent adoption of HPV vaccines. However, worldwide cervical cancer is a major public health issue with approximately 500,000 new cases and 250,000 deaths per year. India and China account for almost half of these cases where screening programs and the use of HPV vaccines are less common.

The prognosis of advanced cervical cancer is discouraging. Recurrent, persistent or advanced cervical cancer responds poorly to current treatment modalities. Five-year survival rates have been approximately 57.4% and 16.1% for patients with regional and distant disease, respectively.

Cisplatin combinations have been the first-line standard of care for advanced disease for decades, with cisplatin/paclitaxel preferred. Recently Avastin in combination with chemotherapy received FDA approval for the treatment of persistent, recurrent or metastatic disease based on a four-month survival advantage compared to chemotherapy alone in a Phase 3 study of 452 patients. Despite many studies of cytotoxics and targeted agents given as single agents or in combination regimens, no Phase 3 studies have demonstrated efficacy in the second-line setting, and there is no standard of care for patients once they progress on their first-line regimen. Docetaxel had a response rate of 0-9% in this patient population. The vascular nature of cervical cancer may be a good rationale for BIND-014 targeting PSMA as a result of the convincing data on the presence of PSMA in cervical cancer.

Bladder Cancer

Urothelial bladder cancer (UBC) is the most common cancer of the urinary system worldwide with transitional cell carcinoma (TCC) being the predominant histologic type. It was estimated that in 2014, there would be approximately 75,000 new cases of bladder cancer and 16,000 deaths in the United States. Similar worldwide data estimate that there were 123,000 bladder cancer deaths in men and 42,000 in females in 2012.

The overall 5-year survival rate for metastatic UBC in the United States is 5.5%. Poor prognostic factors for survival in patients with metastatic UBC include advanced stage of disease at the time of initial diagnosis, Karnofsky Performance Status (KPS) <80%, visceral metastasis (i.e., lung, liver, or bone). The presence of these unfavorable features was associated with a median survival of 4 months compared with 18 months in patients without these features.

The majority of urothelial tumors arise in the bladder with the remainder originating in the renal pelvis, urethra, or ureter. TCC is the most common histologic subtype associated with bladder cancer and accounts for greater than 90% of all urothelial bladder cancer cases in the industrialized world, whereas non-urothelial subtypes, including squamous cell, adenocarcinoma, and small cell carcinoma, are more frequent in other areas of the world.

Despite the use of cisplatin-based therapies in first-line metastatic disease, the prognosis for patients with advanced UBC remains dismal, with a median OS of approximately 15 months. 30% to 50% of patients are not appropriate candidates for combination chemotherapy with cisplatin, the standard of care, because of comorbidities or impaired functional status. For cisplatin-ineligible patients, the prognosis is even more limited, with a median overall survival of approximately nine months. Nearly all patients who receive first-line treatment will experience disease progression and require second-line treatment. There are currently no approved second-line therapies for UBC in the United States and only one approved agent (vinflunine) in the EU. Patients who receive second-line treatment for their disease, typically a single agent taxane or gemcitabine, have a median survival duration of approximately seven to eight months with significant toxicities, e.g., neuropathy, febrile neutropenia, myelosuppression, and alopecia, which negatively impact quality of life. Therefore, there is a continuing need for more efficacious and better-tolerated treatments for patients with advanced UBC.

Head & Neck Cancer –

Globally, there are approximately 120,000 new cases of head and neck cancer annually. Squamous cell carcinomas of the head and neck (SCCHN) are a diverse range of cancers, grouped by anatomic site, that together represent 90% of all head and neck cancer cases. SCCHN typically affects older (>60 yrs.) male patients with five-year survival rates of 60-70%. Alcohol, tobacco use and HPV infection are the primary risk factors. For patients with metastatic disease, five-year survival rates drop to 35-40%.

Treatment is complex for patients with SCCHN. The specific site of disease, stage and pathologic findings guide treatment. Single-modality treatment with surgery or radiation therapy is generally recommended for the 30-40% of patients who present with early-stage disease. In contrast, combined modality therapy is generally recommended for the approximately 60% of patients with locally or regionally advanced disease. Cisplatin is the systemic therapy of choice for advanced disease. Carboplatin/5-FU or Erbitux (cetuximab) are also used first-line and significantly improve overall survival. There is no standard of care for patients who progress on first-line therapy. Single agents such as docetaxel, paclitaxel or carboplatin are commonly used. Combination regimens are also used, when tolerated, and have generally demonstrated double the response rates of single agents, but no survival advantage. Enrollment in clinical trials is recommended, suggesting a significant unmet medical need.

Cholangiocarcinoma

Cholangiocarcinoma (CC) is the second most common primary liver tumor behind hepatocellular carcinoma. CC accounts for 3% of all gastrointestinal tumors and, assuming that CC comprises about 20% of the combined categories of “liver and intrahepatic bile duct” and “gallbladder and other biliary cancers,” it was estimated that in 2014 there would be around 8,000-9,000 new cases in the United States and approximately 5,500 deaths. Worldwide data do not break down liver cancer/gallbladder cancer into CC and other types, therefore obtaining accurate estimates is problematic (GLOBOCAN 2012).

CCs are adenocarcinomas, and can be intrahepatic, perihilar or extrahepatic/distal. Location of the primary tumor determines the surgical treatment, which is the only curative approach and is limited to resectable disease. There is no evidence that the location of advanced disease determines the outcome of systemic treatment, which is generally abysmal. The overall survival for Stage III-IV disease is approximately six months and five-year survival is approximately 10%.

Cisplatin-gemcitabine combination chemotherapy is the first-line global standard of care for patients with unresectable or recurrent CC; however, neither therapy has a specific label for use in CC. Despite the recent move to the use of cisplatin-gemcitabine in first-line metastatic disease, the prognosis for patients with advanced CC remains dismal, with a median OS of barely one year. Therapy is also associated with significant toxicities, namely between one and two-thirds of patients with G3-4 hematological toxicity, 18% with G3-4 infections, one-fifth with G3-4 fatigue and overall 71% experiencing a grade 3-4 toxicity, which is likely to negatively impact quality of life.

In second-line CC there is no accepted standard of care. Several chemotherapeutic agents have been studied as single agents over the last two decades with low overall response rates, generally below 10%. Guidelines generally recommend inclusion in a clinical trial and there is a continuing need for more efficacious and better-tolerated treatments for patients with advanced CC.

BIND-014 Development

NSCLC

Positive results from our ongoing Phase 2 study of BIND-014 in NSCLC were presented at the 26th EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics in Barcelona, Spain in November 2014. The trial met the primary objective in the Q3W arm (60 mg/m2 of BIND-014 on Day 1 of a 21-day cycle) as measured by overall response rate. These data from our ongoing Phase 2 study demonstrated substantial clinical activity as monotherapy in advanced second line NSCLC patients, with 15% partial response rate (n= 40; 5 confirmed, 1 unconfirmed), progression free survival of 2.7 months, and mediation duration response of 5.2 months. In addition, BIND-014 demonstrated prolonged disease control, with 63% of patients (25) achieving stable disease or partial response for more than 6 weeks and 48% (19) for more than 12 weeks, and meaningful reductions of docetaxel-related toxicities. Based on the promising results of the Q3W arm and the more patient-friendly once every three week dosing schedule, combined with the absence of a confirmed partial response in the first 22 patients enrolled on the once weekly dosing schedule, we chose not to continue evaluating the weekly dosing schedule. We believe that the increased anti-tumor activity at a lower dose than conventional docetaxel provides important validation of our Accurin platform. We expect to report final overall survival data from our ongoing Phase 2 trial with BIND-014 in the NSCLC broad patient population in the first half of 2015.

In the Phase 2 study, BIND-014 also demonstrated promising anti-tumor activity in NSCLC patients with KRAS mutant tumors, with two out of nine patients (22%) with KRAS mutations enrolled in the trial experiencing an objective response. One KRAS mutant NSCLC objective response was also seen in the Phase 1 trial with BIND-014, yielding a combined total confirmed response rate of 30% across both studies. Additionally, in the Phase 2 study, BIND-014 demonstrated prolonged disease control in NSCLC patients with KRAS mutations, with 66% of patients (6) achieving stable disease or partial response for more than six weeks and 44% (4) for more than 12 weeks. KRAS mutations in NSCLC account for approximately 20% of all NSCLC and are generally associated with poor response to currently available drug therapy regimens, including docetaxel.

An additional signal was observed in NSCLC patients with squamous histology, with interim overall survival of 11.1 months as of October 23, 2014. Although no confirmed objective responses were seen in this subset of patients, BIND-014 demonstrated prolonged disease control in NSCLC patients with squamous histology (n=9), with 66% of patients (6) achieving stable disease for more than six weeks and 55% (5) for more than 12 weeks. Squamous histology is a major NSCLC subtype accounting for approximately 25% of all NSCLC and there are limited treatment options available.

Importantly, and consistent with previous results with BIND-014, neutropenia, anemia, neuropathy, and alopecia, adverse events commonly observed with docetaxel, were significantly reduced with BIND-014 and dose reductions or discontinuations in the study due to toxicity were less than 10%. In addition, 21 of 40 patients received four or more cycles of therapy, attesting to the tolerability of BIND-014.

BIND-014: Phase 2 data in NSCLC

Treatment Emergent Adverse Events	BIND-014
Hematologic (%)
Anemia
Any Grade	20
Grade 3/4	0
Neutropenia
Any Grade	10
Grade 3/4	5
Infection
Any Grade	10
Grade 3/4	0
Febrile Neutropenia
Any Grade	3
Leukopenia
Any Grade	3
Grade 3/4	0
Non-hematologic (%)
Nausea
Any Grade	25
Grade 3/4	3
Hypersensitivity
Any Grade	18
Grade 3/4	3
Alopecia
Any Grade	15
Edema Peripheral
Any Grade	15
Grade 3/4	0
Peripheral Neuropathy
Any Grade	13
Grade 3/4	3

In January 2015, we enrolled the first patient expressing a KRAS mutation in the iNSITE 1 (BIND-014 Nanoparticle Study In Patients with Advanced KRAS Mutant or Squamous NSCLC to Determine Tolerability and Efficacy) trial, a two-tier Phase 2 trial with BIND-014 in NSCLC patients with KRAS mutant or squamous histology. We anticipate enrolling the first NSCLC patient with squamous histology in this trial in the first quarter of 2015. Total enrollment in each tier of the trial is expected to be 40 patients, with preliminary data anticipated as early as the second half of 2015. There were approximately 1.4 million new cases of NSCLC worldwide in 2012 and NSCLC patients with KRAS mutant tumors or squamous histology account for approximately 650,000 of these cases.

mCRPC

Our Phase 2 trial of BIND-014 in mCRPC enrolled 42 patients, 31 of whom had been treated with androgen inhibitors prior to enrolling in the study. In January 2015, we announced topline data from this ongoing study showing that BIND-014 demonstrated promising efficacy profile, with radiographic progression-free survival, or rPFS, of 8.1 months as of December 15, 2014. Two patients remained on treatment as of December 15, 2014. Twenty-four patients continue to be followed for overall survival and 60% of the patients enrolled attained an rPFS of six months or greater. Safety and tolerability were also promising, with notable reductions in adverse effects that often limit dosing of conventional docetaxel, including hematologic and non-hematologic toxicities. Given the rapidly evolving prostate cancer treatment landscape, we believe that there are more promising opportunities for the Accurin platform within our development portfolio rather than for the treatment of mCRPC. We plan to present complete results of the mCRPC trial at an upcoming medical meeting.

Other Indications

We plan to initiate the iNSITE 2 (BIND-014 Nanoparticle Study In Patients with Urothelial Carcinoma, Cholangiocarcinoma, Cervical Cancer, and Squamous Cell Carcinoma of the Head and Neck to Determine Tolerability and Efficacy) trial, a Phase 2 multi-tumor trial with BIND-014 in patients with cholangiocarcinoma, cervical cancer, bladder cancer, and head and neck cancers, in the second quarter of 2015. Each of these indications were selected based on three criteria: signals of efficacy in our Phase 1 clinical trial with BIND-014, evidence that these tumors are sensitive to docetaxel, and significant level of unmet need for these patients. This trial will be conducted as a single arm, open-label, multi-center, Phase 2 efficacy and safety study of BIND-014 in patients with either advanced urothelial carcinoma (transitional cell carcinoma), cervical cancer, cholangiocarcinoma or carcinomas of the biliary tree or squamous cell carcinoma of the head and neck. A Fleming two-stage design for Phase 2 oncology studies will be employed with starting and stopping rules established. Up to a total of 160 patients will be enrolled in the trial.

This trial’s primary objective is to determine the objective response rate (ORR), with secondary objectives of determining progression-free survival (PFS), overall survival (OS), best overall response rate (BOR), duration of response (DOR), time to response (TTR), disease control rate (DCR), and assessing the safety and tolerability of BIND-014.

Additional exploratory objectives are added to potentially identify patients likely to benefit from BIND-014. These include the use of Fe-MRI as a predictive biomarker for measuring tumor deposition of circulating nanoparticles, the use of expression of prostate-specific membrane antigen (PSMA) and microvessel density (MVD) found on archival tumor tissue blocks and fresh tumor biopsies using immunohistochemistry (IHC) and the use of detecting genetic alterations seen by next generation sequencing (NGS).

Phase 1 Clinical Development

We have completed a Phase 1 clinical trial evaluating BIND-014 in patients with advanced and metastatic solid tumors at Q3W and Q1W dosing schedules.

The trial was designed to enroll individual cohorts of one to three patients at a starting dose and, if no dose limiting toxicities, or DLTs, were observed, the dose was increased to the next pre-specified dose level for the next cohort of patients until a maximum tolerated dose was identified. As long as there was no disease progression, patients were allowed to stay on drug; however, since the starting dose was typically sub-therapeutic we expected patients’ tumors in the early cohorts to continue to grow.

Q3W Schedule Results

In the Q3W portion of the trial, we evaluated dose levels ranging from 3.5 mg/m2 to 75 mg/m2 and we determined the maximum tolerated dose to be 60 mg/m2 given as a 60-minute infusion on the Q3W schedule based on the observed toxicity profile. The Q3W portion of the trial enrolled 30 patients with a variety of advanced malignancies. Of those 30, 28 patients were evaluable for toxicities at six different dose levels. The other two patients had disease progression before their first dose of BIND-014. All of the patients in the trial previously failed standard therapies for their disease. The trial included patients with NSCLC, head and neck cancer, mCRPC and a variety of gastrointestinal and other malignancies.

Q1W Schedule Summary

In the Q1W portion of the trial, BIND-014 was evaluated on a weekly schedule in which it was administered on days 1, 8, and 15 of a 28-day cycle. During the Q1W portion of the trial, we evaluated dose levels ranging from 15 mg/m2 to 45 mg/m2 and we determined the maximum tolerated dose to be 40 mg/m2 given as a 60-minute infusion on the Q1W schedule based on the observed toxicity profile. The Q1W portion of the trial enrolled 28 patients with a variety of advanced malignancies. Of the 28 enrolled into the trial, 27 patients were evaluable for toxicities over six different dose levels. One was patient was enrolled and not treated with BIND-014 due to rapid disease progression prior their first scheduled dose of BIND-014. All of the patients enrolled into the trial previously failed standard therapies for their disease. The trial included patients with NSCLC, breast cancer, gastric cancer, a variety of hepatobiliary cancers and uterine cancers in addition to other advanced malignancies.

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

We also compared the efficacy of BIND-014, a version of BIND-014 without targeting ligand, which we refer to as PTNP, and docetaxel in mouse models using the LNCaP human prostate cancer cell line and the MX-1 human breast cancer cell line. Tumor cells were implanted in mice and allowed to form tumors. Different groups of mice were then treated every four days with equal doses of either BIND-014, PTNP, docetaxel, or a solution containing no docetaxel, which we refer to as vehicle. In the prostate cancer model, mice received four doses over 16 days. In the breast cancer model, three doses were administered over 12 days. The size of the tumors was periodically measured to determine the effect of treatment on the rate of tumor growth or shrinkage. In both tumor models, while Taxotere slowed down the rate of tumor growth compared to vehicle, the tumors still increased in size, particularly after treatment was discontinued. BIND-014 treatment resulted in significantly increased shrinkage of the tumors when compared to docetaxel, which persisted even after treatment was stopped (p<0.05 in prostate cancer model, p<0.01 in the breast cancer model). BIND-014 was also significantly more effective than PTNP in the prostate cancer model, which expresses PSMA (p<0.05). BIND-014 and PTNP docetaxel nanoparticles were equally effective in the breast tumor model, which does not express PSMA. We attribute the improved efficacy of BIND-014 to the increased docetaxel concentration in tumors resulting from accumulation of BIND-014 particles via tissue and cell targeting. The following graphs provide the results of the prostate and breast cancer tumor studies.

BIND-510

In November 2014, we selected our second proprietary product candidate, BIND-510, based on its promising characteristics as a PSMA-targeted Accurin containing vincristine, a potent vinca alkaloid microtubule disrupting agent. The clinical utility of vincristine in conventional form is limited by toxicity, which limits the dose and duration of treatment. By applying our Accurin technology, BIND-510 is designed to concentrate high levels of vincristine in tumors while limiting exposure to healthy tissue. Evidence of meaningfully greater efficacy and an improved toxicity profile compared to vincristine in its conventional form has been demonstrated across a broad range of in vivo tumor models with Accurin formulations of vincristine. In particular, in preclinical models, doses of Accurin formulations of vincristine have shown anti-tumor activity without evidence of overt toxicity. We believe that BIND-510 has the potential to overcome vincristine’s dose-limiting toxicity profile—specifically, its cumulative and irreversible neuropathy—the major limitation of vincristine. Based on these encouraging preclinical results, we plan to advance BIND-510 through important preclinical studies in 2015 to position it for an IND filing with the U.S. Food and Drug Administration in 2016.

Collaborations

In addition to our internal development programs, we also consider opportunities to collaborate with recognized biopharmaceutical companies to develop Accurins incorporating therapeutic payloads and targeting ligands from their proprietary product portfolios. We have established a number of ongoing collaborations with biopharmaceutical companies, including announced agreements with Pfizer, Inc., AstraZeneca AB, Roche and

Merck (known as MSD outside the United States and Canada) to develop Accurins based on their therapeutic payloads. Our collaboration agreements generally require the collaborator to pay all the development costs associated with the Accurin, including those incurred by us. In addition, the upfront and potential milestone payments received under these agreements provide us with additional capital resources to develop our own proprietary pipeline of Accurins.

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

Amgen

We entered into the collaboration agreement with Amgen in January 2013, with the goal of developing a nanomedicine for treating solid cancer tumors based on our platform for targeted and programmable nanomedicines and Amgen’s undisclosed proprietary cancer compound. Under the agreement, Amgen had an option to select a novel Accurin candidate for further development, and if Amgen failed to exercise its option, then we had the right to exercise an exclusive option to obtain a license from Amgen to develop, manufacture and commercialize Accurins containing the Amgen therapeutic payload. In June 2014, Amgen notified us that it would not exercise its option, and we notified Amgen that we would not exercise our option.

Pfizer

In March 2013, we entered into a research, option and license agreement with Pfizer, pursuant to which we granted to Pfizer two options to obtain an exclusive worldwide license to use, develop, manufacture and commercialize Accurins incorporating specified Pfizer small molecular targeted therapies, for the treatment, prevention and/or diagnosis of any disease or medical condition in humans, except that the licensed rights exclude some vaccine products and products for the treatment of brain cancer. Pfizer may exercise either one or both of its options to acquire the exclusive license for the specified drug candidate on or before September 2015, subject to certain adjustments, by paying us a specified option exercise fee.

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

Under the agreement, we received an upfront payment of $4.0 million in 2013 with the potential to receive contingent payments totaling up to $89.5 million in the aggregate under each option upon exercise of the option and achievement by Pfizer of specified development and regulatory events, plus additional contingent payments totaling up to $110.0 million in the aggregate under each option upon achievement by Pfizer of specified commercial events. We achieved a development milestone in December 2014. We will also receive royalties in the low-single digit to the high-single digit percentages of aggregate worldwide net sales of each licensed product, if any. We receive royalties on a country-by-country and licensed product-by-licensed product basis until the later of the expiration of the Pfizer patents covering such licensed product or twelve years after the first commercial sale of such licensed product in such country.

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

Under the agreement, we received an upfront payment of $4.0 million in 2013 and have the potential to receive contingent payments totaling up to $193 million in the aggregate upon achievement by AstraZeneca of specified clinical, regulatory and commercial events. We will also receive tiered royalties in the low-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed product, if any. We will receive royalties on a country-by-country and licensed product-by-licensed product basis generally until the AstraZeneca patents and any regulatory exclusivity relating to such licensed product expire.

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

Our collaboration with AstraZeneca has achieved positive preclinical results to date with the Accurin nanoparticle AZD2811, demonstrating improved efficacy and enhanced trafficking to tumor sites in multiple preclinical models while displaying minimal bone marrow toxicity. AZD2811 is an Accurin containing AZD1152-hQPA, the active metabolite of the prodrug barasertib (AZD1152), a potent and selective inhibitor of Aurora B kinase. We and AstraZeneca are working toward an IND application with the U.S. FDA for AZD2811 in mid-2015.

Roche

In June 2014, we entered into a research agreement with Roche to discover novel nanomedicines using Accurins for the treatment of diseases in therapeutic areas outside of oncology. The collaboration will focus on combining BIND’s Accurin technology with Roche’s proprietary therapeutic payloads and targeting ligands.

Merck

We entered into a research and development agreement with Merck in November 2014 that leverages our Medicinal Nanoengineering platform to create targeted Accurins that utilize compounds provided from Merck’s oncology pipeline for the treatment of cancer. The first two payloads provided from Merck, a kinesin spindle protein (KSP) inhibitor and a polo-like kinase 1 (PLK1) inhibitor, will be incorporated into Accurins and developed as potential internal product candidates at BIND. This collaboration represents a new type of agreement that provides us with another valuable path forward to expand our internal pipeline by providing access to promising proprietary therapeutic payloads well-suited to our Accurin platform.

Under terms of the agreement, we lead all aspects of product development prior to the end of Phase 1 and can choose to advance or terminate programs at our sole discretion. At end of Phase 1, we and Merck can choose to take products forward under a defined picking mechanism; we will choose first, except in situations where Merck makes additional monetary or compound contributions to the collaboration. The party taking a product forward has worldwide development and commercial rights. If Merck does not exercise its option, we can choose to take all the products forward globally. If we opt in at the end of phase 1, we make no payments to Merck beyond a royalty on future product sales. If Merck opts in, it will pay us a fee based on a multiple of our research and development expenses and a royalty on future product sales, if any. There are incentives in the contract for Merck to offer additional compounds from its oncology pipeline in the future; however, we are under no obligation to accept additional compounds.

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

Medicinal Nanoengineering Platform Patent Portfolio

As of December 31, 2014, we owned more than 20 issued U.S. patents, more than 40 pending U.S. provisional and non-provisional patent applications that relate to our medicinal nanoengineering platform, as well as issued and pending foreign counterparts to many of these patents and patent applications. As of December 31, 2014, we had licenses to more than 10 U.S. patents and six pending patent applications, as well as several pending foreign counterparts to many of these patents and patent applications that also relate to our medicinal nanoengineering platform. Of these licensed patents and patent applications, we license the majority on an exclusive basis, with the rest licensed non-exclusively to us. The exclusive licenses are, in some cases, limited to certain technical fields, for example for medical and diagnostic purposes. Our owned and licensed patents and patent applications relate to our nanoparticles, nanoparticle compositions, nanoparticles with specific drugs, targeting ligands, methods of making nanoparticles, methods of making targeting ligands and methods of treating breast and prostate cancer using our nanoparticles. We believe these patents and patent applications relate to advances in the nanoparticle field that are important for the development of a therapeutic nanoparticle. The issued patents generally are expected to expire between 2025 and 2030, and applications are pending which would expire, if issued, between 2032 and 2035.

BIND-014 Patent Portfolio

We also strive to protect BIND-014 with multiple layers of patents. As of December 31, 2014, of the owned medicinal nanoengineering platform patents and patent applications described above, more than 10 issued U.S. patents, more than 10 pending U.S. provisional and various non-provisional patent applications and pending foreign counterparts relate to our BIND-014 Accurin. As of December 31, 2014, of the licensed medicinal nanoengineering platform patents and patent applications described above, more than five U.S. patents and patent applications, as well as several foreign counterparts to these patents and patent applications, relate to our BIND-014 Accurin. Our BIND-014 patent portfolio consists of patents directed to BIND-14 nanoparticles, compositions of BIND-014 nanoparticles, methods of making BIND-014, and methods of using BIND-014. The issued patents directed to BIND-014 generally are expected to expire between 2025 and 2030, and applications are pending which would expire, if issued, between 2032 and 2035.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application or Patent Cooperation Treaty application.

In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. The patent term of a patent that covers an approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the development and regulatory review process. To obtain a patent extension in the United States, the term of the relevant patent must not have expired before the extension application, the patent cannot have been extended previously under this law, an application for extension must be submitted, the product must be subject to regulatory review prior to its commercialization, and the permission for the commercial marketing or use of the product after such regulatory review period is the first permitted commercial marketing or use of the product. The active ingredient in BIND-014, docetaxel, has been previously approved and commercially marketed and, as such, we do not expect to be eligible for a patent term extension in the United States. If our future products contain active ingredients that have not been previously approved, we may be eligible for a patent term extension in the United States. If patent extensions are available to us outside of the United States, we would expect to file for a patent term extension in applicable jurisdictions.

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

We are responsible for costs relating to the prosecution and maintenance of the licensed patents incurred after the date of the agreement. We must make contingent payments to JHU totaling up to $1.0 million in the aggregate upon achievement by us or our collaborators of specified patent prosecution, clinical, regulatory and commercial events and pay JHU royalties in the low-single digit percentages on aggregate worldwide net sales of licensed products, including sales by our collaborators, subject to a minimum annual royalty. Finally, we must pay JHU 30% of any consideration we receive from sublicensees who solely sublicense the intellectual property we have licensed from JHU.

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

While the agreement remains in effect, we must pay Yale royalties below 1% on aggregate worldwide net sales of licensed products and licensed methods, including sales by our collaborators. Under the agreement, in addition to the royalties described in the previous sentence, we must pay Yale 40% of any consideration we receive from sublicensees who solely sublicense the intellectual property we have licensed from Yale. Finally, we are also responsible for costs relating to the prosecution and maintenance of the licensed patents.

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

Intellectual Property in Collaborations

We have entered into research and development collaboration agreements with Pfizer, AstraZeneca, and Merck. In each collaboration, we provide our collaborator with exclusive rights to inventions relating to the collaborator’s molecules that arise out of the collaboration. These agreements provide for us to own general improvements to our medicinal nanoengineering platform technology that arise out of the collaborations. We did not provide any of our collaborators with the right to enforce our medicinal nanoengineering platform patent portfolio, with the exception of patents relating to the applicable drug candidates.

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

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of BIND-014 and any other drug candidates that we develop, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we obtain approval for ours. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products are currently on the market, including the therapeutics payload in BIND-014, docetaxel, for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our drug candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy and targeted drug therapy. There are a variety of available drug therapies marketed for solid tumors. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis, including docetaxel, the therapeutic payload contained in BIND-014. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors. In general, although there has been considerable progress over the past few decades in the treatment of solid tumors and the currently marketed therapies provide benefits to many patients, these therapies all are limited to some extent in their efficacy and frequency of adverse events, and none of them are successful in treating all patients. As a result, the level of morbidity and mortality from solid tumor cancers remains high.

There are also a number of products in late stage clinical development to treat solid tumors. The products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for BIND-014 or any other drug candidate for which we obtain marketing approval.

Current second-line treatments for advanced or metastatic NSCLC include docetaxel, alone or in combination with VEGFR inhibitor ramucirumab or other chemotherapy agents such as pemetrexed (indicated only for non squamous carcinoma), gemcitabine and vinorelbine. There are also a few molecularly-targeted therapies including erlotinib, gefitinib, and afatinib, which are used to treat patients with mutations in the EGFR, and crizotinib and ceritinib, which are used in the small subset of patients with an ALK mutation. No targeted therapies are approved for patients with KRAS mutations at this point, although AstraZeneca’s selumitinib is in Phase 3 clinical trials in combination with docetaxel for KRAS mutant NSCLC.

We perceive that our most significant competition comes from a new form of immunotherapies based on inhibition of programmed death-1 (PD-1) receptors and programmed death-ligand 1 (PD-L1). There are a number of trials underway to evaluate PD-1 and PD-L1 inhibitors in NSCLC and one PD-1 inhibitor was recently approved (March 2015) to treat patients with advanced (metastatic) squamous non-small cell lung cancer (NSCLC) with progression on or after platinum-based chemotherapy.

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

Before testing any compounds with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the drug candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including the FDA’s GLP regulations. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocols for human studies. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose a clinical hold on a drug candidate at any time before or during clinical trials due to safety concerns or noncompliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trial.

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

FDA Review and Approval Processes

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The application must include negative or ambiguous results of preclinical and clinical trials as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances, such as when the product candidate has received orphan drug designation.

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

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, for drugs that do not contain new molecular entities, such as BIND-014, the FDA has ten months from the date of receipt in which to complete its initial review of a standard NDA and respond to the applicant, and six months for a priority NDA. Priority review is available for NDAs for drugs that treat a serious condition that, if approved, would provide a significant improvement in safety or effectiveness. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

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

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical sites to assure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. A Complete Response Letter may require additional clinical data, including an additional pivotal Phase 3 clinical trial, and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we do.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. For example, the FDA may require Phase 4 testing which involves clinical trials designed to further assess a drug’s safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also determine that a risk evaluation and mitigation strategy, or REMS, is necessary to ensure that the benefits of the drug outweigh its risks. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS, and the FDA will not approve the NDA without an approved REMS. Depending on FDA’s evaluation of a drug’s risks, a REMS may include medication guides, physician communication plans, or elements to assure safe use, such as limitations on who may prescribe or dispense the drug, requirements that patients enroll in a registry or undergo certain health evaluations, and other risk minimization tools. Following approval of an NDA with a REMS, the sponsor is responsible for marketing the drug in compliance with the REMS and must submit periodic REMS assessments to the FDA.

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

Section 505(b)(2) NDAs often provide an alternate regulatory pathway to FDA approval for new or improved formulations or new uses of previously approved products. Specifically, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. In a 505(b)(2) NDA, the applicant may rely upon the FDA’s findings from preclinical or clinical studies conducted for an approved product. The FDA may also require Section 505(b)(2) applicants to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that sales of the drug in the United States will be sufficient to offset the cost of developing and making the drug available in the United States for the disease or condition will be recovered from sales of the drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, though companies with orphan-designated drugs are eligible for certain incentives, including opportunities for grant funding toward clinical trial costs, tax credits for qualified clinical testing and waiver of application user fees.

If the FDA approves a sponsor’s marketing application for a designated orphan drug for use in the rare disease or condition for which it was designated, the sponsor is eligible for a seven-year period of marketing exclusivity, during which the FDA may not approve another sponsor’s marketing application for a drug with the same active moiety and intended for the same use or indication as the approved orphan drug, except in limited circumstances, such as if a subsequent sponsor demonstrates its product is clinically superior. During a sponsor’s orphan drug exclusivity period, competitors, however, may receive approval for drugs with different active moieties for the same indication as the approved orphan drug, or for drugs with the same active moiety as the approved orphan drug, but for different indications. Orphan drug exclusivity could block the approval of one of our products for seven years if a competitor obtains approval for a drug with the same active moiety intended for the same indication before we do, unless we are able to demonstrate that grounds for withdrawal of the orphan drug exclusivity exist, or that our product is clinically superior. Further, if a designated orphan drug receives marketing approval for an indication broader than the rare disease or condition for which it received orphan drug designation, it may not be entitled to exclusivity. Orphan drug status in the EU has similar but not identical benefits in that jurisdiction.

We may seek orphan drug designation for one or more of our product candidates, but the FDA may disagree with our analysis of the prevalence of the particular disease or condition or other criteria for designation and refuse to grant orphan status. Even if we do obtain orphan drug designation for a product candidate, we cannot guarantee that the FDA will later grant approval for the drug, or that we will be able to secure orphan drug exclusivity if we do obtain approval.

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

Any product submitted to the FDA for approval, including a product with a Fast Track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it is intended to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA will attempt to direct additional resources to the evaluation of an NDA designated for priority review and, under PDUFA, the FDA’s goal is to act on such NDAs within six months. Additionally, a product may be eligible for accelerated approval. Drug products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

The FDA also may require Phase 4 testing and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, such as a REMS. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development. For example, in June 2014, the FDA issued guidance reflecting FDA’s current thinking on certain issues related to the use of nanotechnology in FDA-regulated products. The guidance provides that the FDA will address issues such as the safety, effectiveness, public health impact, and regulatory status of nanotechnology products on a case-by-case basis using the FDA’s existing review processes; however, the guidance represents only the FDA’s current thinking, which may change in the future. While the FDA has not issued any regulations or drug-specific guidance to date, it is possible that the FDA and other regulatory authorities could issue regulations or additional guidance in the future regarding nanotechnology-based therapeutics that could adversely affect our drug candidates.

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

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain competing marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, clinical investigations to support new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of any full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical and clinical trials necessary to demonstrate safety and effectiveness.

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

Research and Development

We have invested $28.9 million, $24.4 million and $13.1 million in research and development for the years ended December 31, 2014, 2013, and 2012, respectively.

Financial Information

See Note 2 to the Consolidated Financial Statements for financial information about geographic areas, Notes 2 and 4 to the Consolidated Financial Statements for information about our revenues, and the Consolidated Financial Statements for our net loss and total assets.

Employees

As of December 31, 2014, we had 89 full-time employees, 70 of whom were primarily engaged in research and development activities. A total of 28 employees have an M.D. or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be good.

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

Since inception, we have incurred significant operating losses. Our net loss was $32.5 million for the fiscal year ended December 31, 2014. As of December 31, 2014, we had an accumulated deficit of $137.3 million. Through December 31, 2014, we have financed our operations primarily through our initial public offering, private placements of our preferred stock and convertible debt securities, borrowings under our credit facility with Hercules Technology III, L.P., or Hercules, collaborations and government grants. Since December 31, 2014, we completed an underwritten public offering of common stock and warrants, receiving net proceeds of approximately $20 million, and entered into an amendment to our credit facility with Hercules, receiving net proceeds of approximately $12 million. All of our revenue to date has been collaboration revenue and government grants. We have devoted substantially all of our financial resources and efforts to developing our medicinal nanoengineering platform, identifying potential drug candidates, and conducting preclinical studies and clinical trials. We are conducting Phase 2 clinical trials of BIND-014, our preclinical pipeline and collaborations are in early stages of development, and we have not completed development of any Accurins or other drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	conduct our Phase 2 clinical trials of BIND-014, our lead Accurin drug candidate, a prostate-specific membrane antigen, or PSMA, targeted Accurin that contains docetaxel, and potentially conduct pivotal clinical trials of BIND-014;

•	continue the research and development of our other drug candidates, including BIND-510 and any in-licensed technologies and therapeutic payloads, but excluding research and development costs of our drug candidates being developed in collaboration with Pfizer Inc., AstraZeneca AB, and F. Hoffmann-La Roche Ltd. as these collaborators generally are required to pay all such development costs, including those incurred by us;

•	seek to enhance our Medicinal Nanoengineering® platform and discover and develop additional drug candidates;

•	seek regulatory approvals for any drug candidates that successfully complete clinical trials;

•	potentially establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio; and

•	add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our transition to a public company.

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

We expect that our cash, cash equivalents, and short-term investments as of December 31, 2014, combined with the net proceeds of approximately $12.0 million from the January 2015 amended term loan with Hercules and the net proceeds of approximately $20.0 million from the February 2015 common stock and warrant offering, will fund our operating expenses and capital expenditure requirements into mid-2016. This expectation is based on our current operating plans and research and development funding that we expect to receive under our existing collaborations, but excludes any potential milestone payments. In October 2014, we entered into an ATM facility pursuant to which we may, at our option, offer and sell shares of our common stock from time to time for an aggregate offering price of up to $40.0 million. As of the date of this 10-K filing, we have not sold any shares of common stock under the ATM facility. We do not know whether and to what extent we will seek to sell shares pursuant to the ATM facility and, when and if we decide to sell shares, we do not know if we will be able to do so and on what terms. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	our collaboration agreements remaining in effect, our collaborators exercising their options under these agreements, our ability to achieve milestones under these agreements and our entering into additional collaboration agreements;

•	the progress and results of our clinical trials of BIND-014;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other drug candidates, including BIND-510;

•	the costs, timing and outcome of regulatory review of our drug candidates;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our drug candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products and technologies.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and collaboration agreements. We do not have any committed external source of funds other than research and development funding under our existing collaborations and government grants. We have conducted a public equity offering since our initial public offering, which has caused the ownership interest of each of our existing stockholders to be diluted. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of each of our existing stockholders will be further diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We commenced active operations in 2007, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our medicinal nanoengineering platform, identifying potential drug candidates, and conducting preclinical studies and clinical trials. All but one of our drug candidates, BIND-014, are still in preclinical development. We are in Phase 2 clinical trials for BIND-014, our leading drug candidate. We have not yet demonstrated our ability to successfully complete any pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have an amended credit facility with an outstanding principal balance of $15 million with Hercules that is secured by a lien covering substantially all of our personal property, excluding intellectual property. The credit facility contains customary affirmative and negative covenants and events of default applicable to us and our subsidiaries. The affirmative covenants include, among others, covenants requiring us (and us to cause our subsidiaries) to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on us and our subsidiaries transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. If we default under the facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lender could declare a default upon the occurrence of any event that it interprets as a material adverse effect as defined under the credit facility, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Taking into account our initial public offering and other transactions, including our February 2015 common stock and warrant offering, we may have triggered an “ownership change” limitation. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could result in increased tax liability to us.

Risks Related to the Discovery and Development of Our Drug Candidates

We may not be successful in our efforts to use and expand our medicinal nanoengineering platform to build a pipeline of drug candidates and develop marketable drugs.

We are using our proprietary medicinal nanoengineering platform to develop BIND-014 and additional Accurins, with an initial focus on the treatment of various types of cancer. We are at an early stage of development and our platform has not yet, and may never lead to, approvable or marketable drugs. Even if we are successful in continuing to build our pipeline, the potential drug candidates that we identify may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize drug candidates based upon our technological approach, we will not be able to obtain product or collaboration revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

We are early in our development efforts and have only one drug candidate in clinical development. All of our other drug candidates are still in preclinical development. If we or our collaborators are unable to successfully develop and commercialize drug candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have only one drug candidate, BIND-014, in clinical development. All of our other drug candidates are still in preclinical development. We have invested substantially all of our efforts and financial resources in developing our medicinal nanoengineering platform, identifying potential drug candidates, and conducting preclinical studies and clinical trials. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates. The success of our drug candidates will depend on several factors, including the following:

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

All but one of our drug candidates are in preclinical development, with one, BIND-014, in Phase 2 clinical development, and their risk of failure is high. It is impossible to predict when or if any of our drug candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failed clinical trial can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, preliminary efficacy signals in our clinical trials of BIND-014 were observed in only a small number of patients in a single-arm, open-label setting and might not be achieved by any other patients treated with BIND-014 in future trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

We are currently in Phase 2 clinical development for BIND-014. However, we cannot provide any assurance that we will successfully complete Phase 2 clinical development and be able to initiate pivotal clinical trials for BIND-014. The results of our Phase 2 clinical trials could yield negative or ambiguous results. Since this is our most advanced drug candidate, such results could adversely affect future development plans, collaborations and our stock price.

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

For example, of the more than 160 patients dosed in our clinical trials of BIND-014, almost all have experienced at least one adverse event, with one treatment-related adverse event resulting in death. A number of patients have discontinued treatment as a result of treatment-related adverse events. The most common adverse events experienced by patients in clinical trials are fatigue, nausea, diarrhea, anemia, anorexia, dyspnea, alopecia, and neutropenia (a low number of white blood cells), all of which are toxicities that are frequently associated with docetaxel as well as many other cancer drugs. The treatment-related death in the Phase 1 clinical trial involved an elderly patient with advanced biliary cancer with a biliary stent who was treated with BIND-014 at 75 mg/m2 once every three weeks and developed sepsis as a consequence of neutropenia, which has previously been observed in clinical studies of patients receiving docetaxel. The adverse events observed in clinical trials are qualitatively similar to those associated with docetaxel. In light of the similarity with other FDA-approved cancer therapeutics, we believe our results to date suggest an acceptable safety profile at this stage of development. However, many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

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

We currently rely on third-party clinical research organizations, or CROs, to conduct Phase 2 development of BIND-014 and do not plan to independently conduct clinical trials of our other drug candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct and manage our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

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

Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a drug candidate will prevent us from commercializing the drug candidate. We have not received approval to market any of our drug candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. For example, new cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our drug candidates with a cancer indication receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product and thereby have a negative effect on our results of operations and financial condition.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive and may take many years. If additional clinical trials are required for certain jurisdictions, these trials can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved, and may ultimately be unsuccessful. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in the regulatory review process for each submitted product application, may cause delays in the review and approval of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept a marketing application as deficient or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a drug candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

The FDA and other regulatory authorities are monitoring whether nanotechnology-based therapeutics pose any specific health and human safety risks. In June 2014, the FDA issued guidance providing that it will address issues such as safety, effectiveness, public heath impact, and regulatory status of nanotechnology products on a case-by-case basis using the FDA’s existing review processes. It is possible that the FDA or other regulatory authorities could issue additional guidance or regulations in the future regarding nanotechnology-based therapeutics that could adversely affect our drug candidates.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug for that time period. The applicable period is 7 years in the United States and ten years in Europe. The European exclusivity period can be reduced to nine years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our drug candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. The availability of breakthrough therapy designation was established recently with the passage of the Food and Drug Administration Safety and Innovation Act of 2012, and the FDA only recently released guidance on its implementation of the breakthrough therapy framework in May 2014. As a result, we cannot be sure that our evaluation of our drugs as qualifying for breakthrough therapy designation will meet the FDA’s expectations. In any event, the receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our drug candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors, physicians and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•	the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	federal law requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals, as well as the ownership and investment interests held by such physicians and their immediate family members, by the 90th day of each calendar year; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

In the United States, in 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain.

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

The workers’ compensation insurance we maintain may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources, market presence and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, sales and marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

We currently hold product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our drug candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, manufacturing and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Due to Russia’s intervention in Ukraine and annexation of Crimea, the United States and the European Union have imposed sanctions on certain individuals and entities in Russia and Ukraine, including economic sanctions restricting certain entities’ access to U.S. securities markets. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials. We have a wholly owned subsidiary, BIND (RUS) LLC, in Russia, which holds $2.2 million in cash, $2.1 million of which was denominated in U.S. dollars, and $1.0 million in restricted cash in Russian banks as of December 31, 2014. Our subsidiary conducts research and development activities for our product pipeline, including clinical trials for BIND-014. Our success is dependent upon our ability to successfully complete clinical development of and obtain regulatory approval of our drug candidates. If the United States and Europe were to impose sanctions on additional Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities and our business could be affected.

Our business and operations would suffer in the event of system failures or security breaches.

Our internal computer systems and those of our current and future contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure or security breach by employees or others may pose a risk that sensitive data, including clinical trial data, intellectual property, trade secrets or personal information belonging to us, our patients or our collaborators may be exposed to unauthorized persons or to the public. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our drug candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our drug candidates could be delayed, and the trading price of our common stock could be adversely affected.

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

We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings before the U.S. PTO and similar bodies in other countries. Third parties may assert infringement claims against us based on existing intellectual property rights and intellectual property rights that may be granted in the future. With respect to BIND-014, we are aware of a third-party U.S. patent application that contains claims related to a formulation of a nanoparticle composition. We have an issued U.S. patent and pending non-U.S. patent applications claiming similar subject matter, and we believe our patents and patent applications have an earlier priority filing date. However, these patents and applications are subject to U.S. laws that awards patents to the first party to invent the claimed invention, rather than the first party to file a patent application. The possibility exists for an interference proceeding between our issued patent and this third-party patent application to determine the earliest party to invent the composition and that this third-party patent application could win such an interference proceeding and obtain claims covering this formulation of a nanoparticle composition.

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

As of December 31, 2014, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 55% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 28, 2015, we had approximately 20.3 million shares of common stock outstanding, of which approximately 4.7 million shares are currently subject to lock-up agreements executed in connection with our February 2015 common stock and warrant offering. In addition, approximately 2.2 million shares of our common stock issuable upon the exercise of the warrants issued in the February 2015 offering will be freely tradable without restriction or further registration under the Securities Act. Because these outstanding warrants are exercisable into our common stock, volatility or a reduction in the market price of our common stock could have an adverse effect on the market price of these warrants. We have also registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We have incurred and will continue to incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public reporting company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. In particular, pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to annually assess the effectiveness of our internal control over financial reporting. Once we cease to be an emerging growth company, our independent registered public accounting firm will be required to furnish an annual attestation report on our internal control over financial reporting. These requirements have increased and will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Furthermore, our restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders. This provision may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in such action.

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

Our headquarters are located in Cambridge, Massachusetts, where we occupy approximately 51,000 square feet of office and laboratory space. The term of the lease expires on April 30, 2017. We also lease office and laboratory space in Moscow, Russia.

Item 3.	Legal Proceedings

We are not currently party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Andrew Hirsch, age 44, has served as our President and Chief Executive Officer since March 10, 2015. Prior to that, Mr. Hirsch served as our Chief Operating Officer since February 15, 2014, and as our Chief Financial Officer since July 2012. From June 2011 to May 2012, he was Vice President of Finance and Chief Financial Officer at Avila Therapeutics, Inc., a biotechnology company, until its acquisition by Celgene Corporation. From 2002 to 2011, Mr. Hirsch served in roles of increasing responsibility at Biogen Idec, a biotechnology company, including the most recent role from 2010 to 2011 as Vice President, Corporate Strategy and M&A. While at Biogen Idec, Mr. Hirsch also served as Program Executive for the Tecfidera development team, leading the successful transition from phase 2 to phase 3 clinical trials, as well as the Avonex and Tysabri programs. Additionally, Mr. Hirsch held various positions in the finance organization at Biogen Idec including leading the company’s Business Planning and Investor Relations functions. He received his M.B.A. from the Tuck School at Dartmouth College and a B.A. in Economics from the University of Pennsylvania.

Hagop Youssoufian, M.Sc., M.D., age 58, has served as our Chief Medical Officer since November 2014. Prior to joining BIND, Dr. Youssoufian served as Executive Vice President of Research and Development at Progenics Pharmaceuticals, Inc., a biopharmaceutical company. Prior to that, from June 2011 to April 2013, he and was President and Chief Medical Officer at Ziopharm Oncology, a biopharmaceutical company. Dr. Youssoufian also served as Senior Vice President and Chief Medical Officer at ImClone Systems, a biopharmaceutical company, from April 2005 to June 2011. In addition, Dr. Youssoufian has held other senior roles in clinical and translational science at ImClone Systems, Sanofi Aventis and Bristol-Myers Squibb. Dr. Youssoufian has served on the faculties at Baylor College of Medicine and Harvard Medical School and received his M.Sc. and M.D. from the University of Massachusetts Medical School and a B.S. from Boston College.

Dan Koerwer, age 47, has served as our Chief Business Officer since March 10, 2015. Prior to that, he served as our Senior Vice President, Business Development and Commercial since June 2013. From August 2010 to June 2013, Mr. Koerwer served as our Head of Market and Business Development. From 2007 to July 2010, Mr. Koerwer was President and Managing Director of Eidetica Biopharma, GmbH, a subsidiary of Biogen Idec focused on developing a portfolio of protein therapeutics. From 1998 to 2007, he held various management roles at Biogen Idec. Mr. Koerwer led Research Operations across Biogen Idec’s North American research sites. Subsequently, he led global New Product Commercialization then assumed the role of Chief of Staff, Biogen Idec International in Zug, Switzerland. Mr. Koerwer has worked as a management consultant with Booz, Allen & Hamilton and began his career in sales at the Rohm and Haas Company. He received his M.B.A. from Harvard Business School and B.S. in Biochemistry from Boston College.

Christopher Lindblom, age 43, has served as our Senior Vice President, Finance and Administration, Treasurer and Secretary since March 10, 2015. Prior to that, he served as our Vice President, Finance since March 2014. From May 2013 to March 2014, Mr. Lindblom was the Vice President of Finance and Treasurer of OvaScience, Inc., a life sciences company. From October 2006 to May 2013, he served in various financial roles of increasing responsibility at Infinity Pharmaceuticals, Inc., a biotechnology company, including as Vice President, Accounting and Finance from July 2010. Mr. Lindblom previously served as Assistant Controller and in other finance roles at Millennium Pharmaceuticals, Inc. from April 2002 to October 2006, including during the VELCADE product launch. Mr. Lindblom began his career at PricewaterhouseCoopers. He is a certified public accountant. He received his M.B.A. from Boston College and B.S. in Accounting from Syracuse University.

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

	Common Stock Price
	High	Low
Fiscal year ended December 31, 2014:
Fourth quarter	$10.75	$5.32
Third quarter	$13.72	$8.55
Second quarter	$13.23	$8.00
First quarter	$15.21	$10.68
Fiscal year ended December 31, 2013:
Fourth quarter	$15.89	$8.36
Third quarter (from September 20, 2013)	$15.10	$13.99

Holders

As of the close of business on March 10, 2015, there were approximately 48 holders of record of our common shares. Since many of the common shares are registered in “nominee” or “street” names, we believe that the total number of beneficial owners is considerably higher.

Dividend Policy

We have never declared or paid cash dividends on our common shares. We currently intend to retain any current and future earnings to finance the growth and development of our business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Our amended and restated credit facility contains restrictions on our ability to pay dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

None.

Use of Proceeds from our Initial Public Offering

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

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of we under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total return to stockholders for our common shares for the period from September 19, 2013 through December 31, 2014 with The NASDAQ Composite Index and the NASDAQ Biotechnology index (NBI). The comparison assumes an investment of $100 is made on September 19, 2013 in our common shares and in each of the indices and in the case of the indices it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

Item 6.	Selected Financial Data

The following tables set forth, for the periods and as of the dates indicated, our selected consolidated financial data. The consolidated statements of operations data for the years ended December 31, 2014, 2013, and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2011, and consolidated balance sheet data as of December 31, 2012 and 2011 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not indicative of the results to be expected in the future.

	Years Ended December 31,
	2014	2013	2012	2011
		(in thousands, except share and per share data)
Consolidated Statements of Operations:
Revenue	$10,426	$10,901	$1,047	$905

Operating expenses:
Research and development	28,874	24,370	13,052	11,440
General and administrative	15,060	13,394	6,625	4,787

Total operating expenses	43,934	37,764	19,677	16,227

Loss from operations	(33,508)	(26,863)	(18,630)	(15,322)
Other income (expense)
Interest expense, net	(312)	(698)	(641)	(1,671)
other income (expense), net	1,283	(102)	31	138

Total other income (expense)	971	(800)	(610)	(1,533)

Net loss	(32,537)	(27,663)	(19,240)	(16,855)
Accretion of redeemable convertible preferred stock	—	(3,704)	(4,967)	(2,967)

Net loss attributable to common stock holders	$(32,537)	$(31,367)	$(24,207)	$(19,822)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.97)	$(5.19)	$(11.70)	$(10.50)
Weighted average common shares outstanding:
Basic and diluted	16,495,648	6,049,385	2,069,071	1,887,082

	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	19,348	51,612	4,886	22,440
Short & long-term investments	21,582	25,771	—	3,249
Working capital	32,028	52,736	613	22,263
Total assets	54,068	88,408	12,670	30,048
Long-term debt (including current portion)	3,274	4,685	3,335	5,131
Preferred stock warrant liability	—	—	404	744
Redeemable convertible preferred stock	—	—	79,286	74,319
Additional paid in capital	177,269	174,468	—	—
Accumulated deficit	(137,279)	(104,742)	(75,205)	(51,695)
Total stockholders’ equity (deficit)	37,164	69,314	(75,923)	(52,882)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage nanomedicine platform company developing a pipeline of Accurins, our novel targeted therapeutics, by leveraging our Medicinal Nanoengineering platform. Our initial therapeutic priority is in oncology, and we have entered into a number of strategic collaborations with biopharmaceutical companies to develop Accurins that focus on creating important new targeted therapeutics in areas of high unmet need. Our lead drug candidate, BIND-014, is a prostate-specific membrane antigen (PSMA) -targeted Accurin that contains docetaxel, a clinically-validated and widely-used cancer chemotherapy drug. On January 7 2015, we announced the enrollment of the first patient expressing a KRAS mutation in the iNSITE 1 (BIND-014 Nanoparticle Study In Patients with Advanced KRAS Mutant or Squamous NSCLC to Determine Tolerability and Efficacy) trial, a two-tier phase 2 trial with BIND-014 in NSCLC patients with KRAS mutant or squamous histology. The trial was driven by positive results from the Phase 2 trial in NSCLC presented at the EORTC-NCI-AACR Annual Symposium in Barcelona on November 19, 2014.

We have ongoing collaborations with Pfizer Inc., AstraZeneca AB, F. Hoffmann-La Roche Ltd. and Merck & Co., or Merck (known as Merck Sharp & Dohme outside the United States and Canada), to develop Accurins based on their proprietary therapeutic payloads and targeting ligands.

We were incorporated in May 2006 and commenced active operations in early 2007. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking preclinical studies and, beginning in 2011, conducting clinical trials. To date, we have financed our operations primarily through private placements of our preferred stock and convertible debt securities, funding received from collaboration and license agreements, government grants, our credit facility and public offerings of our common stock and warrants. We have no products approved for sale, and all of our revenue to date has been collaboration revenue or government grant revenue. As of December 31, 2014, our cash and cash equivalents and marketable securities totaled $40.9 million, of which $2.2 million was held by our Russian subsidiary designated solely for use in its operations.

Since inception, we have incurred significant operating losses. Our net loss was $32.5 million for the year ended December 31, 2014, compared to $27.7 million for the year ended December 31, 2013. As of December 31, 2014, we had an accumulated deficit of $137.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

In addition to our internal development programs, we actively seek opportunities to collaborate with recognized biopharmaceutical companies to develop Accurins incorporating therapeutic payloads from their proprietary product portfolios. Our collaboration agreements, with the exception of our agreement with Merck, require the collaborator to pay all the research and development costs associated with the Accurin, including those incurred by us. In addition, the upfront and potential milestone payments received under these agreements provide us with additional capital resources to develop our own proprietary pipeline of Accurins.

Merck

In November 2014, we entered into a joint research and development agreement with Merck to discover and develop novel nanomedicines for oncology. This collaboration will leverage our proprietary nanomedicine technology to create targeted Accurins based on novel, potent payloads from Merck’s preclinical oncology portfolio. The first two Merck compounds include a kinesin spindle protein (KSP) inhibitor and a polo-like kinase 1 (PLK1) inhibitor. Both KSP and PLK1 are regulators of cellular mitosis and are considered essential to the proliferation of cancer cells. These pathways have proven difficult to target effectively using conventional agents due to therapeutic index limitations. Under the terms of the agreement, we agreed to apply our Medicinal Nanoengineering platform to develop targeted Accurins based initially on Merck-supplied investigational KSP and PLK1 inhibitors. The agreement also includes the option to incorporate additional Merck compounds in the future. We agreed to fund and conduct research and development activities to advance Accurin product candidates based on these agents through first-in-human clinical studies, after which Merck and we will alternate in choosing whether or not to further develop and commercialize the Accurin products. If we opt in, in most scenarios there will be no payments made to Merck beyond a royalty on future product sales, if any. If Merck opts in, it agreed to pay us a fee based on a multiple of our research and development expenses, plus a royalty on future product sales, if any.

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

AstraZeneca

In April 2013, we entered into a license agreement with AstraZeneca, pursuant to which we granted to AstraZeneca a worldwide license to research, develop, manufacture and commercialize Accurins incorporating barasertib (AZD1152), a potent selective inhibitor of the Aurora B kinase for any therapeutic use in humans or animals. AstraZeneca is required to pay for all of our development costs. We are responsible for manufacturing licensed product for use in preclinical and some clinical trials. Under the agreement, we received an upfront payment of $4.0 million and have the potential to receive contingent payments totaling up to $193.0 million in the aggregate upon achievement by AstraZeneca of specified clinical, regulatory and commercial events. We will also receive tiered royalties in the low-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed product, if any.

We and AstraZeneca are working toward a mid-2015 IND application with the FDA for AZD2811. AZD2811 is an Accurin containing AZD1152-hQPA, the active metabolite of the prodrug barasertib (AZD1152), a potent and selective inhibitor of aurora B kinase.

Pfizer

In March 2013, we entered into a research, option and license agreement with Pfizer, pursuant to which we granted to Pfizer two options to obtain an exclusive worldwide license to use, develop, manufacture and commercialize Accurins incorporating specified Pfizer drug candidates, for the treatment, prevention and/or diagnosis of any disease or medical condition in humans, except that the licensed rights exclude some vaccine products and products for the treatment of brain cancer. Pfizer may exercise either one or both of its options to acquire the exclusive license for the specified drug candidate until September 2015, and subject to certain adjustments, by paying us a specified option exercise fee. Pfizer is required to pay for all of our development costs. We are responsible for manufacturing licensed products through early clinical trials. In December 2014, we achieved a development milestone. Under the agreement, we received an upfront payment of $4.0 million in 2013 and have the potential to receive contingent payments up to $89.5 million upon the achievement of specified development and regulatory events, including the milestone we have already achieved. We may also receive additional payments up to $110.0 million for specified commercial events as well as royalties in the low-single to high-single digit percentages on potential future sales of each Accurin commercialized, if any.

Amgen

In January 2013, we entered into a license agreement with Amgen, Inc. which was amended in December 2013. Pursuant to the agreement, we granted to Amgen an option to obtain an exclusive worldwide license to develop, manufacture and commercialize an Accurin incorporating a specified Amgen kinase inhibitor for all uses except for some vaccine applications. Under the agreement, we received an upfront payment of $5.0 million as well as potential development and regulatory milestone payments contingent upon Amgen exercising its option. In June 2014, Amgen notified us that it would not exercise its option; therefore, we had no further performance obligations to Amgen. As a result, we recognized the remaining portion of the upfront license fee of $0.8 million as revenue during the year ended December 31, 2014. In June 2014, we also notified Amgen that we would not exercise our option to develop an Accurin incorporating the Amgen therapeutic payload.

Financial Overview

Revenue

Our revenue consists of collaboration revenue, which may include amounts recognized related to upfront payments for licenses or options to obtain licenses in the future, research and development funding and milestone payments earned under collaboration and license agreements with our collaboration partners. In addition, we earn revenue under the terms of government contracts which require the performance of certain research and development activities. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development reimbursements, payments for manufacturing services, and milestone and other payments from collaborations. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

General and Administrative

General and administrative expense primarily consists of compensation of personnel in executive, finance, accounting, legal, corporate communications, corporate development, human resources and early commercial functions. Other costs include facilities costs not otherwise included in research and development expense, and professional fees for legal and accounting services. General and administrative expense also consists of the costs of maintaining our intellectual property portfolio.

Interest Expense, net

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

Critical Accounting Policies and Use of Estimates

The following discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accrued expenses, and assumptions in the valuation of stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Differences between actual and estimated results have not been material and are adjusted in the period they become known. We believe that the following accounting policies and estimates are most critical to understanding and evaluating our reported financial results. Please refer to note 2 to our consolidated financial statements for a description of our significant accounting policies.

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

Accrued Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing contracts and purchase orders, reviewing the terms of our vendor agreements, communicating with our applicable personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include:

•	fees payable to CROs and investigative sites in connection with clinical studies;

•	fees payable to vendors in connection with preclinical development activities; and

•	fees payable to vendors related to clinical manufacturing, development and distribution of clinical supplies.

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

Stock-Based Compensation

We expense the fair value of employee stock options and other equity compensation. We use our judgment in determining the fair value of our equity instruments, including in selecting the inputs we use for the Black-Scholes valuation model. Equity instrument valuation models are by their nature highly subjective. Any significant changes in any of our judgments, including those used to select the inputs for the Black-Scholes valuation model, could have a significant impact on the fair value of the equity instruments granted and the associated compensation charge we record in our financial statements.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2014, 2013 and 2012, in thousands, together with the change in each item as a percentage.

	Years Ended December 31,
	2014	% change	2013	% change	2012
Revenue	$10,426	(4)%	$10,901	941%	$1,047

Operating expenses:
Research and development	28,874	18%	24,370	87%	13,052
General and administrative	15,060	12%	13,394	102%	6,625

Total operating expenses	43,934	16%	37,764	92%	19,677

Loss from operations	(33,508)	25%	(26,863)	44%	(18,630)
Other income (expense)
Interest expense, net	(312)	(55)%	(698)	9%	(641)
Other income (expense), net	1,283	(1,358)%	(102)	(429)%	31

Total other income (expense)	971	(221)%	(800)	31%	(610)

Net loss	$(32,537)	18%	$(27,663)	44%	$(19,240)

Revenue

	Years Ended December 31,
(in thousands)	2014	% change	2013	% change	2012
Revenue	$10,426	(4)%	$10,901	941%	$1,047

The decrease in revenue for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to a $3.1 million reduction in up-front license fee revenue recognized under the proportional performance method under our collaboration agreements with AstraZeneca, Amgen and Pfizer, compared to the prior year, and a $0.2 million reduction in research and development service revenue recognized under our government grants, compared to the prior year. These decreases were partially offset by a $2.8 million increase in reimbursable research and development services we performed under our collaboration agreements primarily with AstraZeneca, Pfizer and Roche, compared to the prior year.

The increase in revenue for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to $6.7 million related to up-front license fee revenue recognized under the proportionate performance method under our 2013 collaboration agreements primarily from Amgen, AstraZeneca and Pfizer, as well as $3.3 million related to reimbursement research and development services we performed primarily for AstraZeneca and Pfizer.

Research and Development Expense

	Years Ended December 31,
(in thousands)	2014	% change	2013	% change	2012
Research and development	$28,874	18%	$24,370	87%	$13,052

Research and development expenses represented approximately 66%, 65%, and 66% of our total operating expenses for the years ended December 31, 2014, 2013, and 2012, respectively.

The increase in research and development expense for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily driven by headcount growth to support the development of BIND’s internal pipeline and collaborations which led to an increase in salaries and benefits of $2.7 million and associated laboratory supplies of $1.0 million for our research and development personnel.

The increase in research and development expense for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to costs associated with the expansion of BIND-014 clinical development, work under our collaboration agreements and stock compensation expense as a result of our initial public offering.

External research and development spending focused on the advancement of BIND-014, with expenses increasing for the year ended December 31, 2013 as compared to the year ended December 31, 2012 principally due to an increase in the number of patients enrolled in our Phase 1 clinical trial as well as the related costs associated with initiating work and patient enrollment in two Phase 2 clinical trials for BIND-014. Our internal research and development expenses increased in 2013 as compared to 2012 primarily due to the increase in headcount in the United States as a result of work under our collaboration agreements and stock compensation expense associated with our initial public offering.

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

	Year Ended December 31,		January 1, 2013 to December 31, 2014
(in thousands)	2014	2013
Research and development expenses:
BIND-014	$14,771	$13,479	$28,250
Collaborations	6,459	4,738	11,197
Discovery and preclinical stage product programs, collectively	7,644	6,153	13,797

Total research and development expenses	$28,874	$24,370	$53,244

We expect expenses related to our BIND-014 program to increase as we continue clinical development. We do not believe that the historical costs of any of our programs are indicative of the future costs associated with these programs or represent what any other future drug development program we initiate may cost. Due to the variability in the length of time and scope of activities necessary to develop a product candidate and uncertainties related to cost estimates and our ability to obtain marketing approval for our product candidates, accurate and meaningful estimates of the total costs required to bring our product candidates to market are not available.

Because of the risks inherent in drug discovery and development, we cannot reasonably estimate or know:

•	the nature, timing and estimated costs of the efforts necessary to complete the development of our programs;

•	the completion dates of these programs; or

•	the period in which material net cash inflows are expected to commence, if at all, from the programs described above and any potential future product candidates.

There is significant uncertainty regarding our ability to successfully develop any product candidates, including:

•	the scope, rate of progress and cost of our clinical trials that we are currently running or may commence in the future;

•	the scope and rate of progress of our preclinical studies and other research and development activities;

•	clinical trial results;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights relating to our programs under development;

•	the terms and timing of any strategic alliance, licensing and other arrangements that we have or may establish in the future relating to our programs under development;

•	the cost and timing of regulatory approvals;

•	the cost of establishing clinical supplies of any product candidates; and

•	the effect of competing technological and market developments.

General and Administrative Expense

	Years Ended December 31,
(in thousands)	2014	% change	2013	% change	2012
General and administrative	$15,060	12%	$13,394	102%	$6,625

For the year ended December 31, 2014, our general and administrative expenses increased by $1.7 million, or 12%, compared to the same period in 2013. The increase was primarily driven by $1.6 million in higher salaries and benefits for our general and administrative personnel, $1.3 million in higher external consulting expenses (including early commercial) as well as higher insurance and other expenses principally related to operating as a public company since September 2013. The increase was partially offset by $2.8 million in lower stock-compensation expense as certain performance-based stock option awards granted to two executives vested upon the closing of our IPO.

For the year ended December 31, 2013, our general and administrative expenses increased by $6.8 million, or 102%, compared to the same period in 2012. The increase in these expenses was primarily due to stock-based compensation expense, the majority of which was due to vesting of stock options for two executives upon the closing of our IPO. The balance was due to consulting services in preparation for our IPO and expenses related to operating as a public company.

Interest Expense, net

	Years Ended December 31,
(in thousands)	2014	% change	2013	% change	2012
Interest expense, net	$(312)	(55)%	$(698)	9%	$(641)

For the year ended December 31, 2014, our interest expense, net decreased primarily due to $0.3 million in additional interest expense related to the June 2013 amended and restated credit facility recorded during the year ended December 31, 2013.

Other Income (Expense), net

	Years Ended December 31,
(in thousands)	2014	% change	2013	% change	2012
Other income (expense), net	$1,283	(1,358)%	$(102)	(429)%	$31

Our Russian subsidiary’s functional currency is the ruble, and the majority of its cash is held in U.S. dollars. Therefore, the U.S. dollar denominated cash held in Russia is subject to transaction gains and losses. We recorded $1.3 million of gains, $0.2 million of gains and $0.3 million of losses for the years ended December 31, 2014, 2013, and 2012, respectively.

Liquidity and Capital Resources

Since our inception and through December 31, 2014, our capital resources have included gross proceeds from the sale of common stock in our IPO, proceeds from the sale of preferred stock and convertible debt securities, collaborations and license agreements, government grants, and borrowings under our credit facility.

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

Our significant capital resources are as follows (amounts in thousands):

	Years Ended December 31,
	2014	2013	2012
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short & long-term investments	$40,930	$77,383	$4,886
Working capital	32,028	52,736	613
Total assets	54,068	88,408	12,670

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except percentages)
Net cash provided by (used in) operating activities	$(29,886)	$(13,037)	$(17,238)
Net cash provided by (used in) investing activities	409	(27,823)	1,311
Capital expenditures (included in investing activities above)	(3,358)	(2,588)	(793)
Net cash provided by (used in) financing activities	(1,293)	87,833	(1,967)

Operating Cash Flows

Net cash used in operating activities was $29.9 million during the year ended December 31, 2014, compared to $13.0 million in 2013. The increase in cash used in operating activities in the year ended December 31, 2014 was primarily driven by a decrease in upfront payments received from collaboration agreements compared to the same period in 2013. We did not enter into any collaboration agreements with material upfront payments in the year ended December 31, 2014. In addition, we funded a larger net loss during the year ended December 31, 2014 compared to the same period in 2013.

Net cash used in operating activities was $13.0 million during the year ended December 31, 2013 compared to $17.2 million in 2012. The decrease in cash used in operating activities in 2013 compared to 2012 was primarily driven by an increase in cash received under the collaboration agreements with Amgen, Pfizer and AstraZeneca, partially offset by increased operating expenses.

Investing Cash Flows

Net cash provided by investing activities was $0.4 million for the year ended December 31, 2014, compared to net cash used in investing activities of $27.8 million in 2013. The increase in cash provided by investing activities during the year ended December 31, 2014 compared to 2013 was primarily due to an increase of $30.5 million in maturities of investments and $11.8 million in proceeds from sales of investments partially offset by an increase of $12.5 million purchase of investments and an increase of $0.8 million of purchases of property and equipment principally related to laboratory equipment.

Net cash used in investing activities was $27.8 million for the year ended December 31, 2013, compared to net cash provided by investing activities of $1.3 million in 2012. The increase in cash used in investing activities during 2013 compared to 2012 was primarily due to investment of proceeds from our initial public offering partially offset by property and equipment purchases related to equipment for the manufacture of our clinical product in Russia and laboratory equipment.

Financing Cash Flows

Net cash used in financing activities of $1.3 million during the year ended December 31, 2014 was primarily due to $1.2 million in debt repayments under our credit facility.

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

Net cash used in financing activities was $2.0 million during the year ended December 31, 2012 and is primarily related to the $1.7 million repayment of amounts outstanding under credit agreements entered into in the previous year.

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years, if at all. We have instead relied on the proceeds from sales of equity securities, interest on investments, up-front license fees, expense reimbursement, milestones and cost sharing under our collaborations and debt to fund our operations. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

At-the-Market Facility

In October 2014, we entered into an at-the-market sales agreement (“Sales Agreement”) with Cowen & Company, LLC (“Cowen”) pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $40 million through Cowen, acting as our sales agent. Upon delivery of a placement notice by us and subject to the terms and conditions of the Sales Agreement, Cowen will use its commercially reasonable efforts to sell shares of our common stock, based upon our instructions. We have provided Cowen with customary indemnification rights, and Cowen will be entitled to a commission of up to 3.0% of the gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock, if any, under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cowen to sell shares in negotiated transactions. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice and subject to other conditions under the Sales Agreement or may at any time upon notice terminate the Sales Agreement. As of December 31, 2014, we have not sold any shares of common stock under the Sales Agreement.

Equity Raise

On February 10, 2015, we completed an underwritten public offering of 3,739,130 units at the public offering price of $5.75 per unit. Each unit consisted of one share of our common stock and six-tenths (0.6) of a warrant to purchase one share of our common stock with an exercise price of $6.60 per share. We received net proceeds of approximately $20 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us and not including any future proceeds from the exercise of the warrants.

Indebtedness

In June 2013, we entered into an amended and restated credit facility with Hercules Technology III, L.P. (“Hercules”) as lender, pursuant to which we borrowed an aggregate principal amount of $4.5 million in term loans. The credit facility is secured by substantially all of our personal property other than our intellectual property. The loan under the credit facility bears interest at a floating per annum rate equal to 10.25% plus the prime rate less 3.25% (with a minimum rate of 10.25%). At December 31, 2014, our interest rate was the minimum rate of 10.25%. We were required to make interest payments on any loans funded under the credit facility through February 28, 2014, or the interest-only period. All outstanding loans under the credit facility began amortizing at the end of the interest-only period, with monthly payments of principal and interest being made by us to Hercules in 30 consecutive monthly installments. All loans mature on the first day of the 30th month following the end of the interest-only period. The credit facility includes affirmative and negative covenants applicable to us and our subsidiaries. The affirmative covenants include, among others, covenants requiring us (and us to cause our subsidiaries) to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on us and our subsidiaries transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. Additionally, the credit facility restricts us from investing in our wholly-owned domestic subsidiary, BIND Biosciences Security Corporation, unless we hold cash and other liquid investments equal to $25.0 million, less any payments of principal that we have made to Hercules under the credit facility.

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

In January 2015, we entered into an amendment to the amended and restated credit facility (“New Term Loan”) with Hercules as lender. The amendment provides us with a term loan in an amount equal to $15.0 million, a portion of which was used to repay our existing term loan with Hercules in the aggregate amount of $3.1 million, and the remainder of which will be used for general corporate purposes.

The principal balance of the New Term Loan bears interest at a floating per annum rate equal to 8.35% plus the prime rate less 3.25% (with a minimum rate of 8.35%). The New Term Loan matures on July 2, 2018 (the “Maturity Date”) and we are required to make interest-only payments on the New Term Loan beginning on February 2, 2015 and continuing through December 31, 2015. Beginning on January 1, 2016, we will repay the New Term Loan in equal monthly installments of principal and interest, with the entire remaining principal balance and all accrued and unpaid interest due on the Maturity Date.

Plan of Operations and Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

We expect that our cash, cash equivalents, and short-term investments as of December 31, 2014, combined with the net proceeds of approximately $12 million from the January 2015 amended term loan with Hercules and the net proceeds of approximately $20 million from the February 2015 common stock and warrant offering, will fund our operating expenses and capital expenditure requirements into mid-2016. This expectation is based on our current operating plans and research and development funding that we expect to receive under our existing collaborations, but excludes any potential milestone payments. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our drug candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

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

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years, if at all. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and revenue from license and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone payments under our agreements with them, we do not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Contingent Liabilities

The following summarizes our significant contractual obligations as of December 31, 2014, (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases	$6,002	$2,496	$3,468	$38	$—
Research and development contract obligations	1,495	65	280	370	780
Debt	3,274	1,792	1,482	—	—

Total obligations	$10,771	$4,353	$5,230	$408	$780

Operating Leases. Represents future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2014, including the remaining lease payments for our current facilities in Cambridge, Massachusetts. The minimum lease payments above do not include common area maintenance charges or real estate taxes.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2014, we had cash equivalents of $19.3 million, consisting of interest-bearing money market accounts and certificates of deposit. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments. As of December 31, 2014, we were also subject to interest rate risk from the loans under the credit facility that bear interest at an annual rate equal to (a) 10.25% plus (b) the prime rate (as reported in the Wall Street Journal) minus (c) 3.25% subject to a floor of 10.25%. A 100 basis point increase in interest rates at December 31, 2014, would not have a material effect on our annual pre-tax interest expense.

In addition, we are subject to currency risk for balances held in rubles in our foreign subsidiary. We work to maintain all balances in U.S. dollars until payment in rubles is required to minimize this currency risk. Fluctuations in the exchange rate over the past 18 months have been approximately 100%. As of December 31, 2014, we maintained $2.2 million in cash, $2.1 million of which was denominated in U.S. dollars, and $1.0 million in restricted cash in Russian banks. We do not hedge against foreign currency risks.

Item 8.	Financial Statements and Supplementary Data

BIND THERAPEUTICS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	92
Consolidated Balance Sheet as of December 31, 2014 and 2013	93
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012	94
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012	95
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	96
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2014, 2013 and 2012	97
Notes to Consolidated Financial Statements	98

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BIND Therapeutics, Inc.

Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of BIND Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BIND Therapeutics, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 11, 2015

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (In thousands, except share data and par value)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$19,348	$51,612
Short-term investments	21,582	10,384
Amounts due under collaboration agreements	2,892	1,269
Prepaid expenses and other current assets	2,141	1,532

Total current assets	45,963	64,797
Property and equipment, net	6,567	6,079
Long-term investments	—	15,387
Restricted cash	1,526	2,084
Other assets	12	61

Total	$54,068	$88,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,792	$1,411
Accounts payable	1,796	2,643
Accrued expenses	5,260	2,921
Current portion of deferred revenue	5,087	5,086

Total current liabilities	13,935	12,061

Long-term liabilities:
Long-term debt, less current	1,482	3,274
Deferred revenue, less current	481	2,384
Other long-term liabilities	1,006	1,375

Total long-term liabilities	2,969	7,033

Total liabilities	16,904	19,094

Commitments (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value—10,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value—200,000,000 shares authorized, 16,548,681 shares issued and outstanding at December 31, 2014, 16,438,706 shares issued and 16,410,840 shares outstanding at December 31, 2013	2	2
Additional paid in capital	177,269	174,468
Accumulated deficit	(137,279)	(104,742)
Accumulated other comprehensive loss	(2,828)	(414)

Total stockholders’ equity	37,164	69,314

Total	$54,068	$88,408

See notes to consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)

	Years Ended December 31,
	2014	2013	2012
Revenue	$10,426	$10,901	$1,047

Operating expenses:
Research and development	28,874	24,370	13,052
General and administrative	15,060	13,394	6,625

Total operating expenses	43,934	37,764	19,677

Loss from operations	(33,508)	(26,863)	(18,630)
Other income (expense)
Interest expense, net	(312)	(698)	(641)
Other income (expense), net	1,283	(102)	31

Total other income (expense)	971	(800)	(610)

Net loss	(32,537)	(27,663)	(19,240)
Accretion of redeemable convertible preferred stock	—	(3,704)	(4,967)

Net loss attributable to common stockholders	$(32,537)	$(31,367)	$(24,207)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.97)	$(5.19)	$(11.70)
Weighted average common shares outstanding:
Basic and diluted	16,495,648	6,049,385	2,069,071

See notes to consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(32,537)	$(27,663)	$(19,240)
Other comprehensive loss:
Foreign currency translation adjustments	(2,411)	(399)	388
Unrealized losses on investments	(3)	—	—

Comprehensive loss	$(34,951)	$(28,062)	$(18,852)

See notes to the consolidated financial statements

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(32,537)	$(27,663)	$(19,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,732	1,413	1,167
Stock-based compensation	2,566	6,016	693
Change in fair value of warrant liability	—	273	(340)
Other non-cash operating activities, net	45	56	(28)
Increase (decrease) in cash and cash equivalents from:
Amounts due under collaboration agreements	(1,624)	(1,213)	234
Prepaid expenses and other current assets	(707)	(164)	(857)
Accounts payable and accrued expenses	2,114	1,368	613
Deferred revenue	(1,475)	6,877	520

Net cash used in operating activities	(29,886)	(13,037)	(17,238)

Cash flows from investing activities:
Purchases of property and equipment	(3,358)	(2,588)	(793)
Proceeds from repayment of stockholder loans	—	712	94
Increase in restricted cash and other assets	(99)	(118)	(1,257)
Proceeds from sales of investments	11,759	—	—
Proceeds from maturities of investments	31,271	800	4,499
Purchases of investments	(39,164)	(26,629)	(1,250)
Other investing activities	—	—	18

Net cash provided by (used in) investing activities	409	(27,823)	1,311

Cash flows from financing activities:
Proceeds from issuance of Series D redeemable convertible preferred stock—net	—	17,284	—
Proceeds from issuance of Series BRN redeemable convertible preferred stock—net	—	1,500	—
Proceeds from exercise of stock options	235	236	4
Proceeds from initial public offering, net of commissions and offering costs	(265)	67,693	—
Payments under capital lease	(38)	(53)	(297)
Borrowings under credit facility	—	4,500	—
Repayments of credit facility	(1,225)	(3,327)	(1,674)

Net cash (used in) provided by financing activities	(1,293)	87,833	(1,967)

Effect of exchange rate on cash	(1,494)	(247)	340

(Decrease) increase in cash and cash equivalents	(32,264)	46,726	(17,554)
Cash and cash equivalents—Beginning of year	51,612	4,886	22,440

Cash and cash equivalents—End of year	$19,348	$51,612	$4,886

Noncash investing activities:
Property and equipment purchases included in accounts payable	$310	$870	$7

Noncash financing activities:
Fair value of warrants allocated to deferred finance fees	$—	$168	$—

Accretion of redeemable convertible preferred stock	$—	$3,704	$4,967

Conversion of redeemable convertible preferred stock into common stock	$—	$101,774	$—

Initial public offering costs incurred but unpaid at period end	$—	$265	$—

Supplementary cash flow information—Interest paid	$598	$369	$485

See notes to consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (in thousands, except share data and par value)

	Redeemable Convertible Preferred Stock, $0.0001 Par Value		Common Stock, $0.0001 Par Value		Loans Due from Stockholders	Additional Paid-In Capital	Total Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
BALANCE—January 1, 2012	19,994,583	$74,319	1,988,575	$1	$(785)	$—	$(51,695)	$(403)	$(52,882)
Vesting of common stock			159,641						—
Stock-based compensation						693			693
Accrued interest on stockholder note					(19)				(19)
Payments of stockholder notes					100				100
Exercise of stock options			3,523			4			4
Accretion of issuance costs to redemption value		472				(472)			(472)
Accrued dividends on redeemable convertible preferred stock		4,495				(225)	(4,270)		(4,495)
Other comprehensive income								388	388
Net loss							(19,240)		(19,240)

BALANCE—December 31, 2012	19,994,583	79,286	2,151,739	1	(704)	—	(75,205)	(15)	(75,923)
Vesting of common stock			159,651						—
Issuance of Series D redeemable convertible preferred stock in 2013—net of issuance costs of $113	2,899,228	17,284
Issuance of Series BRN redeemable convertible preferred stock in 2013	250,000	1,500
Accrued interest on stockholder note					(8)				(8)
Payments of stockholder notes					712				712
Accretion of issuance costs to redemption value		308				(308)			(308)
Accrued dividends on redeemable convertible preferred stock		3,396				(1,522)	(1,874)		(3,396)
Preferred shares converted to common Stock	(23,143,811)	(101,774)	8,833,504	1		101,773			101,774
Reclassification of warrants to purchase shares of redeemable convertible preferred stock into a warrant to purchase common stock						845			845
Issuance of Common Stock from initial public offering, net of underwriting fees and issuance costs of $8,629			5,070,499			67,428			67,428
Exercise of stock options			195,447			236			236
Stock-based compensation						6,016			6,016
Other comprehensive loss								(399)	(399)
Net loss							(27,663)		(27,663)

BALANCE—December 31, 2013	—	—	16,410,840	2	—	174,468	(104,742)	(414)	69,314
Vesting of common stock			27,847						—
Exercise of stock options			109,994			235			235
Stock-based compensation						2,566			2,566
Other comprehensive loss								(2,414)	(2,414)
Net loss							(32,537)		(32,537)

BALANCE—December 31, 2014	—	$—	16,548,681	$2	$—	$177,269	$(137,279)	$(2,828)	$37,164

See notes to consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS

BIND Therapeutics, Inc. is a clinical-stage nanomedicine platform company developing Accurins™, which are targeted and programmable therapeutics. As used throughout these consolidated financial statements, the terms “BIND,” “we,” “us,” and “our” refer to the business of BIND Therapeutics, Inc. including our wholly-owned subsidiaries, BIND (RUS) LLC and BIND Biosciences Security Corporation. Our strategy is to leverage our Medicinal Nanoengineering® platform to develop our own pipeline of Accurins, initially in oncology, as well as to develop Accurins in collaboration with biopharmaceutical companies.

Our success is dependent upon our ability to successfully complete clinical development and obtain regulatory approval of our drug candidates; successfully commercialize any approved products; generate revenue; meet our obligations; maintain adequate financing; and, ultimately, attain profitable operations.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Initial Public Offering—On September 25, 2013, we completed an initial public offering (“IPO”) of our common stock, which resulted in the sale of 4,700,000 shares, at a price of $15.00 per share. On October 23, 2013, we closed a portion of the underwriters’ over-allotment option, and we sold an additional 370,499 shares at a price to the public of $15.00 per share. We received net proceeds before expenses from the IPO of $67.4 million after deducting underwriting discounts and commissions paid. In connection with the closing of the IPO, all of our outstanding redeemable convertible preferred stock automatically converted to common stock at a 1:2.62 ratio on September 25, 2013, resulting in an additional 8,515,439 shares of our common stock becoming outstanding.

Principles of Consolidation—The consolidated financial statements include our accounts and our wholly-owned subsidiaries, BIND (RUS), LLC, a Russian limited liability corporation, and BIND Biosciences Security Corporation, a Massachusetts securities corporation. All intercompany accounts and transactions have been eliminated.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities (including clinical trial accruals), and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base estimates and assumptions on historical experience when available and on various factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Foreign Currency Translation—The functional currency of our Russian subsidiary is the Russian ruble (RUB). All assets and liabilities of our Russian subsidiary are translated at year-end exchange rates and revenues and expenses are translated at average exchange rates for the year. Translation adjustments are reflected in the accumulated other comprehensive (loss) income component of stockholders’ equity. At December 31, 2014, we maintained $2.2 million of cash, $2.1 million of which was denominated in U.S. dollars, and $1.0 million of restricted cash in Russian banks. At December 31, 2013, we maintained $4.4 million of cash, $2.2 million of which was denominated in U.S. dollars, and $1.5 million of restricted cash in Russian banks. Accordingly, the amounts denominated in U.S. dollars are subject to transaction gains and losses, which are reported in the accompanying consolidated statements of operations.

Cash and Cash Equivalents—Cash equivalents are stated at fair value and include short-term, highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents consist of money market funds recorded at fair value and certificates of deposit and US government agency notes recorded at amortized cost.

Short-term and Long-term Investments— Short-term and long-term investments represent holdings of available-for-sale marketable securities in accordance with our investment policy and cash management strategy. Short-term investments mature within 12 months from the balance sheet date, and long-term investments represent investments with maturity dates greater than one year from the balance sheet date. At the time that the maturity dates of these investments become one year or less, the securities are reclassified as short-term investments. Our investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest expense, net.

Restricted Cash—Restricted cash represents cash deposits held in connection with obligations under facility leases (see Note 14) or as performance collateral under our grant from the Ministry for Industry and Trade of the Russian Federation (see Note 4). Amounts are reported as non-current unless restrictions are expected to be released in the next twelve months.

Concentration of Credit Risk—Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash. Substantially all of our cash is held at financial institutions that management believes to be of high-credit quality. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

As of December 31, 2014, two customers accounted for 55% and 41% of our amounts due under collaboration agreements. As of December 31, 2013, three customers accounted for 45%, 28%, and 18% of our amounts due under collaboration agreements.

During the year ended December 31, 2014, we had two customers representing 68% and 13% of total revenue. During the year ended December 31, 2013, we had three customers representing 38%, 25% and 23% of total revenue. During the year ended December 31, 2012, we had four customers representing 38%, 31%, 16% and 15% of total revenue.

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

Impairment of Long-Lived Assets—Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, we compare the carrying amounts of the assets to their undiscounted expected future cash flows. If the undiscounted cash flows are insufficient to recover the carrying value, an impairment loss is recorded for the difference between the carrying value and fair value of the asset. To date, no such impairment has occurred.

Segment and Geographic Information—Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the Chief Executive Officer. Our chief operating decision maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire company. We view our operations and manage our business as one operating segment; however, we operate in two geographic regions: United States (Cambridge, MA) and Russia (Moscow). Information about our operations in different geographic regions is presented in the tables below (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues:
United States	$9,703	$9,955	$724
Russia	723	946	323

Total Revenues	$10,426	$10,901	$1,047

	As of December 31,
	2014	2013	2012
Long-Lived Assets:
United States	$5,759	$4,730	$3,973
Russia	808	1,349	103

Total Long-Lived Assets	$6,567	$6,079	$4,076

Revenue Recognition

Collaborative Research and Development and Multiple-Deliverable Arrangements

We have entered into collaborative arrangements with strategic partners for the development and commercialization of product candidates utilizing our technologies. The terms of these agreements have typically included multiple deliverables by us (for example, license rights, research and development services and manufacturing of clinical materials) in exchange for consideration to us of some combination of non-refundable license fees, research and development funding, payments based upon achievement of clinical development or other milestones and royalties in the form of a designated percentage of product sales or profits.

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable and collection is reasonably assured. Multiple-deliverable arrangements, such as license and development agreements, are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price method and the appropriate revenue recognition principles are applied to each unit. When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed, and revenue will be recognized over the performance period.

Royalty Revenues and Sales-Based Milestones

Under certain of our agreements, we may be entitled to royalty revenues and/or milestone payments based on net sales. We will recognize royalty revenues and sales-based milestone payments in the period that sales are reported to us, assuming all other revenue recognition criteria are met.

Grant Revenue

Revenues from government grants are recognized in the period we perform the service.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized within one year following the balance sheet date are classified as non-current deferred revenue.

Research and Development Costs—Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, an allocation of facilities expenses, overhead expenses, manufacturing process-development and scale-up activities, clinical trial and related clinical manufacturing expenses, fees paid to clinical research organizations and investigator sites, payments to universities under our license agreements and other outside expenses. Research and development costs are expensed as incurred. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense until incurred.

Stock-Based Compensation—We account for all share-based payment awards granted to employees and nonemployees using a fair value method. Our share-based payments include stock options and grants of common stock, including common stock subject to vesting. The measurement date for employee awards is the date of grant, and share-based compensation costs are recognized as expense over the employees’ requisite service period, which is the vesting period, on a straight-line basis. We issued performance based grants where the vesting of the grant is tied to certain milestone performance and in these cases, the compensation is recognized as expense when achievement of the milestone is probable. The measurement date for nonemployee awards is the date the services are completed, resulting in periodic adjustments to stock-based compensation during the vesting period for changes in the fair value of the awards. Stock-based compensation costs for nonemployees are recognized as expense over the vesting period on a straight-line basis.

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

Income Taxes—Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in our consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the consolidated financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

We assessed our income tax positions and recorded tax benefits based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. We classify interest and penalties associated with material uncertain tax positions as a component of income tax expense. As of December 31, 2014, we have not identified any material uncertain tax positions.

Guarantees and Indemnifications—As permitted under Delaware law, we indemnify our officers, directors, and employees for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. We lease laboratory and office space in Cambridge, Massachusetts, under a noncancelable operating lease. We have standard indemnification arrangements under these leases that require us to indemnify the landlord against any liability for injury, loss, accident, or damage from any claims, actions, proceedings, or costs resulting from certain acts, breaches, violations, or nonperformance under our lease.

Through December 31, 2014, we had not experienced any losses related to these indemnification obligations and no material claims were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Recent Accounting Pronouncements— On August 27, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 is effective for us on January 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-15 on our consolidated financial statements.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for us on January 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our consolidated financial statements.

3.    NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table summarizes the computation of basic and diluted net loss per share attributable to our common stockholders (in thousands, except share and per share data):

	Years Ended December 31,
	2014	2013	2012
Net loss	$(32,537)	$(27,663)	$(19,240)
Accretion of preferred stock issuance costs to redemption value	—	(308)	(472)
Accrued dividends on redeemable convertible preferred stock	—	(3,396)	(4,495)

Net loss attributable to common stockholders—basic and diluted	$(32,537)	$(31,367)	$(24,207)

Weighted-average number of common shares—basic and diluted	16,495,648	6,049,385	2,069,071
Net loss per share attributable to common stockholders—basic and diluted	$(1.97)	$(5.19)	$(11.70)

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

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or as-if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	As of December 31,
	2014	2013	2012
Options to purchase common stock	2,769,307	2,212,298	2,081,609
Warrants to purchase common stock	74,412	74,412	—
Warrants to purchase redeemable convertible preferred stock	—	—	60,305
Redeemable convertible preferred stock	—	—	7,631,520
Unvested common stock	—	27,866	187,517

4.    REVENUE

Our revenue for the periods presented consists of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Government grants	$723	$946	$479
Research and development and collaboration agreements	9,703	9,955	568

Total	$10,426	$10,901	$1,047

Government Grants—Government grants consist primarily of a research grant from the Ministry for Industry and Trade of the Russian Federation (the “MPT Grant”) that was awarded in October 2012 in the amount of RUB 147.9 million ($4.9 million). Advance funding under the contract of RUB 40.0 million ($1.0 million), RUB 39.0 million ($1.2 million), and RUB 29.5 million ($1.0 million), was received during the years ended December 31, 2014, 2013, and 2012, respectively. Revenue recognized for this contract for the years ended December 31, 2014, 2013 and 2012, was $0.7 million, $0.9 million and $0.3 million, respectively. Cash received from the MPT Grant that exceeds revenue recognized has been recorded in deferred revenue.

Research and Development and Collaboration Agreements—Revenue recognized for research and development agreements related principally to our 2013 agreements with AstraZeneca AB, Pfizer Inc., and Amgen, Inc. and our 2014 agreement with F. Hoffmann-La Roche Ltd. Under these agreements, we performed research and/or studies to assess the feasibility of developing Accurins incorporating therapeutic payloads from such pharmaceutical and biotechnology companies’ proprietary product portfolios and provided the resulting data from such work to the pharmaceutical and biotechnology companies in exchange for reimbursement for research and development services and upfront fees for which revenue was initially deferred and recognized over the performance period.

F. Hoffmann-La Roche Ltd.—In June 2014, we entered into a research agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., or Roche, to discover novel nanomedicines using Accurins for the treatment of diseases in therapeutic areas outside of oncology. The research agreement focuses on combining BIND’s Accurin technology with Roche’s proprietary therapeutic payloads and targeting ligands. Under the agreement, Roche paid us an immaterial, non-refundable upfront fee and, additionally, will compensate us for our research and development services up to a specified amount. The upfront fee, which was received by us in July 2014, will be creditable against any such fee negotiated in a future Roche agreement, if any. Therefore, we will not recognize revenue related to the upfront fee during the term of the research agreement. During the year ended December 31, 2014, we recognized revenue of $0.4 million for reimbursed research and development activities related to the Roche research agreement.

AstraZeneca AB—In April 2013, we entered into a license agreement with AstraZeneca. Under the agreement, we granted to AstraZeneca a worldwide license to research, develop, manufacture and commercialize Accurins incorporating a specified AstraZeneca product candidate for any therapeutic use in humans or animals. This license is exclusive with respect to our intellectual property rights that arise under this agreement or the feasibility study that preceded it, and non-exclusive with respect to all of our other intellectual property rights. We and AstraZeneca are each responsible for using commercially reasonable efforts to develop licensed products under a development plan that extends a previously completed feasibility study we conducted for AstraZeneca. AstraZeneca is required to pay for all of our development costs. AstraZeneca is also solely responsible for, and must use commercially reasonable efforts in, obtaining all regulatory approvals for licensed products. AstraZeneca may terminate the agreement effective upon six months’ prior written notice to us.

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

We determined that the deliverables under the agreement include the license, the research and development services and participation in the Joint Steering Committee (“JSC”). The JSC deliverable ends at the same time as the research and development services. Our obligations related to the research and development services are to use commercially reasonable efforts to perform the research as set forth in the design/preclinical collaboration plan. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and undelivered research and development services and participation in the JSC do not have standalone value due to the specialized nature of the research services to be provided by us. In addition, while AstraZeneca has the ability to grant sublicenses, it cannot sublicense all or substantially all of its rights under the agreement. The uniqueness of the Company’s research services and the limited sublicense right are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered research and development and JSC services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition model on the final deliverable, since multiple deliverables are accounted for as a single unit of accounting. Under the agreement, the last deliverable to be completed is our research and development services and our participation in the JSC which is expected to be completed in 2015. We are utilizing a proportional performance model to recognize revenue related to the upfront payment and our other research and development services (both our internal effort as well as external costs). During the years ended December 31, 2014 and 2013, we recognized revenue of $7.1 million and $2.5 million, respectively, related to the AstraZeneca license agreement.

Pfizer Inc.—In March 2013, we entered into a research, option and license agreement with Pfizer Inc. pursuant to which we granted to Pfizer two options to obtain an exclusive worldwide license to use, develop, manufacture and commercialize Accurins incorporating specified Pfizer drug candidates, for the treatment, prevention and/or diagnosis of any disease or medical condition in humans, except that the licensed rights exclude some vaccine products and products for the treatment of brain cancer. Pfizer may exercise either one or both of its options to acquire the exclusive license for the specified drug candidate until September 2015, subject to certain adjustments, by paying us a specified option exercise fee. If Pfizer exercises any option, it will be solely responsible for all further development and commercialization activities with respect to the licensed products covered by the option, and Pfizer is also solely responsible for obtaining all regulatory approvals for the applicable licensed products and conducting all communications with regulatory authorities. Pfizer may terminate this agreement without cause for any or no reason effective upon 60 days’ prior written notice to us.

Under the agreement, we received an upfront payment of $4.0 million and have the potential to receive contingent payments totaling up to $89.5 million in the aggregate under each option upon exercise of the option and achievement by Pfizer of specified development and regulatory events plus additional contingent payments totaling up to $110 million in the aggregate under each option upon achievement by Pfizer of specified commercial events. In December 2014, we achieved a development milestone which was paid by Pfizer in February 2015. We will also receive royalties in the low-single digit to the high-single digit percentages of aggregate worldwide net sales of each licensed product, if any. We will receive royalties on a country-by-country and licensed product-by-licensed product basis generally until the expiration of the Pfizer patents covering such licensed product.

Our deliverables under the agreement include the research and development services and participation on a Joint Research Committee (“JRC”). The JRC deliverable ends at the same time as the research and development services. Our obligations related to the research and development services are to use commercially reasonable efforts to perform the research as set forth in the design/preclinical collaboration plan. We determined that the JRC does not have standalone value apart from the research and development services, and we considered these deliverables a single unit of accounting. We concluded that the Pfizer options are not deliverables of the agreement because they are substantive options and are not priced at a significant and incremental discount. The performance period is the expected period over which the services of the combined unit are performed, which we expect will span through 2015. We are utilizing a proportional performance model to recognize the upfront payment, the achieved milestone and our other research and development services (both our internal effort as well as external costs). During the years ended December 31, 2014 and 2013, we recognized revenue of $1.4 million and $2.7 million, respectively, related to the Pfizer research, option and license agreement.

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

In December 2013, we and Amgen amended the license agreement to extend the period during which Amgen could exercise its option by nine months, to July 2014. In June 2014, Amgen notified us that it would not exercise its option; therefore, we had no further performance obligations to Amgen. As a result, we recognized the remaining portion of the upfront license fee of $0.8 million as revenue during the year ended December 31, 2014. In June 2014, we also notified Amgen that we would not exercise our option to develop an Accurin incorporating the Amgen therapeutic payload.

During the years ended December 31, 2014 and 2013, we recognized revenue of $0.8 million and $4.2 million, respectively, related to the Amgen license agreement.

5.    SHORT-TERM AND LONG-TERM INVESTMENTS

The following is a summary of marketable securities (included in short and long-term investments in the Consolidated Balance Sheets) as of December 31, 2014 and 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Certificates of deposit	$9,225	$—	$(4)	$9,221
U.S. government agency notes	12,360	1	—	12,361

Total	$21,585	$1	$(4)	$21,582

December 31, 2013
Certificates of deposit	$1,784	$—	$(1)	$1,783
U.S. government agency notes	23,987	3	(2)	23,988

Total	$25,771	$3	$(3)	$25,771

The contractual maturities of our investments as of December 31, 2014 are all due within one year. We had $10,000 and zero of realized gains on our short-term investments for the years ended December 31, 2014 and 2013, respectively. Our certificates of deposit are each under $250,000 and are subject to insurance by the Federal Deposit Insurance Corporation. There were no other-than-temporary impairments recognized for the years ended December 31, 2014 and 2013.

6.    FAIR VALUE MEASUREMENTS

Financial instruments, including cash equivalents, restricted cash, amounts due under collaboration agreements, accounts payable, and accrued expenses are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2014 and 2013. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

We believe that our debt obligations bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value. The debt fair value measurements are considered level 2 in the fair value hierarchy.

Included in cash and cash equivalents as of December 31, 2014 and 2013, are money market fund investments of $9.7 million and $45.3 million, U.S. government agency notes of $3.3 million and zero, and certificates of deposit of $1.7 million and $0.5 million, respectively.

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

Fair value of marketable securities is determined utilizing third party pricing services. The pricing services use many observable market inputs to determine value, including benchmark yields, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, monthly payment information and collateral performance. We validate the prices provided by our third party pricing services by understanding the models used, obtaining market values from other pricing sources, and confirming that those securities trade in active markets.

There have been no changes to the valuation methods during the years ended December 31, 2014 and 2013. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the years ended December 31, 2014 and 2013. We had no short-term or long-term investments that were classified as Level 3 at any point during years ended December 31, 2014 and 2013. A summary of our assets and liabilities that are measured at fair value as of December 31, 2014 and 2013 is as follows (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Money market funds(1)	$10,268	$10,268	$—	$—
Certificates of deposit(2)	9,221	—	9,221	—
U.S. government agency notes(2)	12,361	—	12,361	—

Total	$31,850	$10,268	$21,582	$—

December 31, 2013
Money market funds(1)	$45,268	$45,268	$—	$—
Certificates of deposit(2)	1,783	—	1,783	—
U.S. government agency notes(2)	23,988	—	23,988	—

Total	$71,039	$45,268	$25,771	$—

(1)	Money market funds are included within cash and cash equivalents and restricted cash in the accompanying consolidated balance sheets.
(2)	Certificates of deposit and U.S. government agency notes are included within short-term investments and long-term investments in the accompanying consolidated balance sheets.

7.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses as of December 31, 2014 and 2013 consisted of the following (in thousands):

	As of December 31,
	2014	2013
Prepaid service agreements	$249	$345
Prepaid insurance expenses	628	532
Prepaid clinical expenses	426	313
Other prepaid expenses and other current assets	838	342

Total prepaid expenses and other current assets	$2,141	$1,532

8.    PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2014 and 2013 consisted of the following (in thousands):

	As of December 31,
	2014	2013
Equipment	$9,081	$7,216
Leasehold improvements	3,301	3,119
Furniture and fixtures	142	97

Total property and equipment	12,524	10,432
Less accumulated depreciation and amortization	(5,957)	(4,353)

Property and equipment—net	$6,567	$6,079

Depreciation and amortization expense for the years ended December 31, 2014, 2013, and 2012 was $1.7 million, $1.4 million, and $1.2 million, respectively.

9.    ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses as of December 31, 2014 and 2013 consisted of the following (in thousands):

	As of December 31,
	2014	2013
Accrued compensation and benefits	$1,687	$612
Accrued clinical trial costs	700	709
Deferred rent, current portion	606	513
Other accrued expenses	2,267	1,087

Total accrued expenses	$5,260	$2,921

Other long-term liabilities as of December 31, 2014 and 2013 consisted of the following (in thousands):

	As of December 31,
	2014	2013
Deferred rent, less current portion	$925	$1,375
Other long-term liabilities	81	—

Total other long-term liabilities	$1,006	$1,375

10.    LONG-TERM DEBT

Debt—In June 2013, we entered into an amended and restated credit facility with Hercules Technology III, L.P. (“Hercules”) as lender, pursuant to which we borrowed an aggregate principal amount of $4.5 million in term loans. The credit facility is secured by substantially all of our personal property other than our intellectual property. The loan under the credit facility bear interest at a floating per annum rate equal to 10.25% plus the prime rate less 3.25% (with a minimum rate of 10.25%). At December 31, 2014, our interest rate was the minimum rate of 10.25%. We were required to make interest payments on any loans funded under the credit facility through February 28, 2014, or the interest-only period. All outstanding loans under the credit facility began amortizing at the end of the interest-only period, with monthly payments of principal and interest being made by us to Hercules in 30 consecutive monthly installments. All loans mature on the first day of the 30th month following the end of the interest-only period.

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

As of December 31, 2014, there are a total of 74,412 warrants to purchase common stock outstanding that were primarily issued in connection with the Hercules credit facility and the credit facility amendment.

Future principal payments under our debt agreements as of December 31, 2014, are as follows (in thousands):

2015	$1,792
2016	1,482

$3,274

Interest expense for the years ended December 31, 2014, 2013, and 2012 was $0.5 million, $0.9 million, and $0.7 million, respectively.

In January 2015, we entered into an amendment to the amended and restated credit facility (“New Term Loan”) with Hercules as lender. The January 2015 amendment provides us with a term loan in an amount equal to $15.0 million, a portion of which was used to repay our existing term loan with the Lender in the aggregate amount of $3.1 million, and the remainder of which will be used for general corporate purposes.

The principal balance of the New Term Loan bears interest at a floating per annum rate equal to 8.35% plus the prime rate less 3.25% (with a minimum rate of 8.35%). The New Term Loan matures on July 2, 2018 (the “Maturity Date”) and we are required to make interest-only payments on the New Term Loan beginning on February 2, 2015 and continuing through December 31, 2015. Beginning on January 1, 2016, we will repay the New Term Loan in equal monthly installments of principal and interest, with the entire remaining principal balance and all accrued and unpaid interest due on the Maturity Date.

In connection with the closing of the amendment in January 2015, we also paid Hercules a facility charge of approximately $0.2 million. Furthermore, on the earliest to occur of (i) the Maturity Date, (ii) the date that we prepay the New Term Loan, or (iii) the date that the New Term Loan becomes due and payable, we agreed to pay Hercules an end of term charge of approximately $0.8 million.

In connection with the closing of the amendment in January 2015, we and Hercules entered into a Warrant Agreement (the “Warrant”), pursuant to which Hercules, as warrantholder, has the right to purchase 81,227 shares of our common stock at an exercise price of $5.54. The Warrant is exercisable beginning on the date of issuance and expires five years from that date.

11.    REDEEMABLE CONVERTIBLE PREFERRED STOCK

In connection with the closing of the IPO, all of our outstanding redeemable convertible preferred stock automatically converted to common stock at a 1:2.62 ratio on September 25, 2013, resulting in an additional 8,515,439 shares of our common stock becoming outstanding.

12.    STOCKHOLDERS’ EQUITY

At-the-Market Facility—In October 2014, we entered into an at-the-market sales agreement (“Sales Agreement”) with Cowen & Company, LLC (“Cowen”) pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $40 million through Cowen, acting as our sales agent. Upon delivery of a placement notice by us and subject to the terms and conditions of the Sales Agreement, Cowen will use its commercially reasonable efforts to sell shares of our common stock, based upon our instructions. We have provided Cowen with customary indemnification rights, and Cowen will be entitled to a commission of up to 3.0% of the gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock, if any, under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cowen to sell shares in negotiated transactions. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice and subject to other conditions under the Sales Agreement or may at any time upon notice terminate the Sales Agreement. As of December 31, 2014, we have not sold any shares of common stock under the Sales Agreement.

2013 Incentive Award Plan—Our 2013 Incentive Award Plan (the “2013 Plan”) provides for the issuance of common stock and stock options to employees, officers, directors, consultants, and advisors. Under the 2013 Plan, the Board determines the number of shares of common stock to be granted and the terms pursuant to the awards. The exercise price of incentive stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the 2013 Plan expire 10 years after the grant date, unless the Board sets a shorter term. In September 2013, the Board authorized the number of shares authorized to be issued under the 2013 Plan to 1,335,877. The 2013 Plan provides an annual increase on the first day of each calendar year beginning January 1, 2014 and ending on and including January 1, 2023, equal to the lesser of (A) 1,335,877 Shares, (B) 4% of the Shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (C) such smaller number of Shares as determined by the Board; provided, however, no more than 10,000,000 Shares may be issued upon the exercise of Incentive Stock Options. As of December 31, 2014, there were 1,385,244 shares of common stock available for future grant under the 2013 Plan.

2006 Stock Incentive Plan—Our 2006 Stock Incentive Plan (the “2006 Plan”) provided for the issuance of common stock and stock options to employees, officers, directors, consultants, and advisors. Under the 2006 Plan, the Board determined the number of shares of common stock to be granted pursuant to the awards, as well as the exercise price and terms of such awards. The exercise price of incentive stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the 2006 Plan expire 10 years after the grant date, unless the Board sets a shorter term. In June 2013, the Board increased the number of shares authorized to be issued under the 2006 Plan to 3,157,394. As of December 31, 2014, there were no shares of common stock available for future grant under the 2006 Plan.

Prior to September 19, 2013, in determining the exercise prices for options granted, the Board has considered the fair value of the common stock as of the measurement date. The fair value of the common stock was determined by the Board based on a variety of different factors, including our financial position, the status of development efforts within we, the composition and ability of the current scientific and management teams, the current climate in the market place, the illiquid nature of our common stock, arm’s-length sale of our preferred stock, the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event, among others.

Certain of our unvested stock options will vest upon the sale of all or substantially all of our stock or assets.

A summary of option activity under the 2013 Plan and 2006 Plan as of December 31, 2014, and changes during the year then ended is as follows (in thousands, except share and per share data):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding—January 1, 2014	2,212,298	$2.81	7.90	$27,176
Granted	837,480	10.65
Exercised	(109,994)	2.14
Forfeited	(170,477)	6.25

Outstanding—December 31, 2014	2,769,307	$4.99	7.55	$5,901

Exercisable—December 31, 2014	1,570,728	$2.76	6.56	$4,787

Options vested and expected to vest—December 31, 2014	2,586,375	$4.82	7.46	$5,719

During the years ended December 31, 2014, 2013, and 2012, we used the Black-Scholes option-pricing model to estimate the fair value of stock option grants. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The assumptions used in determining fair value of our employee stock options granted for the years ended December 31, 2014, 2013, and 2012, are as follows:

	For the Years Ended December 31,
	2014	2013	2012
Expected volatility	85%	67%	66%
Weighted-average risk-free interest rate	1.84%	1.26%	1.15%
Expected dividend yield	0%	0%	0%
Expected term (years)	5.89	6.03	7.04

We derived the risk-free interest rate assumption from the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. We based the assumed dividend yield on our expectation of not paying dividends in the foreseeable future. The expected term of the awards represented the period of time that the awards were expected to be outstanding. We calculated the expected term of options using historical grant, exercise and cancellation data. The estimated volatility is based upon a weighted calculation of our historical price volatility and the historical volatility of comparable companies with publicly available share prices. The accounting guidance for stock-based compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The weighted-average grant-date fair value of options granted in 2014, 2013 and 2012 was $7.78, $6.05, and $0.80 per share, respectively. The fair value is being expensed over the vesting period of the options, generally four years, on a straight-line basis as the services are being provided.

During the years ended December 31, 2014, 2013 and 2012, we issued nonemployee stock options to purchase 50,000, 30,000 and 165,970 shares of common stock, respectively, at a weighted-average exercise price of $8.45, $9.33 and $2.52 per share, respectively, with primarily a four-year vesting period. The shares were estimated to have a fair value at the grant date of approximately $357,000, $221,000 and $532,000, respectively, using the Black-Scholes option-pricing model using the fair value of the common stock and the following assumptions:

	For the Years Ended December 31,
	2014	2013	2012
Expected volatility	85%	74%	66%
Weighted-average risk-free interest rate	2.50%	3.00%	1.68%
Expected dividend yield	0%	0%	0%
Expected term (years)	10	10	10

The related stock-based compensation is subject to remeasurement and is being expensed on a straight-line method over the vesting term.

As of December 31, 2014, there was $5.6 million (includes $0.4 million of compensation for options containing performance conditions) of unrecognized compensation cost related to the stock options granted under the 2006 Plan and 2013 Plan. As of December 31, 2014, $5.2 million of compensation with only service conditions is expected to be recognized over the remaining requisite service period of 3.1 years.

We have recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying consolidated statement of operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$1,079	$1,695	$469
General and administrative	1,487	4,321	224

Total	$2,566	$6,016	$693

In September 2013, certain performance based stock option awards, granted to two executives, vested upon the closing of our IPO resulting in stock-based compensation expense of $3.6 million.

Reserved Shares—As of December 31, 2014 and 2013, we have reserved the following shares of common stock for warrants and exercise of stock options:

	December 31, 2014	December 31, 2013
Warrants to purchase common stock	74,412	74,412
2013 and 2006 stock option plans	4,293,307	3,544,291

Total	4,367,719	3,618,703

13.    INCOME TAXES

We have no current or deferred income tax expense for the years ended December 31, 2014, 2013, and 2012, due to our net operating loss position. We did not record a federal or state income tax provision or benefit for the year ended December 31, 2014, due to the losses incurred in the in the corresponding periods as well as our continued maintenance of a full valuation allowance against our net deferred tax assets.

The reconciliation between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes is as follows:

	Years ended December 31,
	2014	2013	2012
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
State taxes, net of federal tax benefit	5.9	0.0	0.0
Change in valuation allowance	(43.0)	(32.9)	(33.3)
Research and development tax credit	1.8	1.7	2.3
Stock-based compensation	—	(4.6)	(0.4)
Return to provision	2.4	1.7	—
Other	(1.1)	0.1	(2.6)

Total	0.0%	0.0%	0.0%

The significant components of our deferred tax assets as of December 31, 2014 and 2013, are as follows (in thousands):

	2014	2013
Net operating loss carryforwards	$31,538	$12,161
Capitalized expenses	15,409	23,187
Research and development credits	4,259	3,230
Stock based compensation	3,195	1,419
Deferred revenue	1,635	—
Accrued expenses	757	1,118
Property and equipment	486	326
Other—net	—	129

Deferred tax assets	57,279	41,570
Deferred tax liability	(1,236)	(658)
Valuation allowance	(56,043)	(40,912)

Net deferred tax asset and liability	$—	$—

Because of our limited operating history, management has concluded that it is more likely than not that the benefits of losses to date which result in deferred tax assets will not be realized and, accordingly, we provided a full valuation allowance against the net deferred tax assets. As such, there is no income tax benefit recorded in the accompanying consolidated statements of operations for all periods presented. The valuation allowance increased by approximately $15.1 million and $11.8 million in 2014 and 2013, respectively, due to the increase in the deferred tax assets (primarily due to the net operating loss carryforwards and capitalization of certain expenses for tax purposes).

At December 31, 2014, we had federal, foreign, and state net operating loss carryforward of approximately $74.7 million, $4.6 million, and $78.6 million, respectively, available to reduce future taxable income, if any. The federal net operating loss carryforwards expire beginning in 2027 and ending in 2034. The state net operating loss carryforwards began expiring in 2012 and may continue to expire through 2034. At December 31, 2014, we had available federal and state income tax credits of approximately $2.6 million and $1.7 million, respectively, which are available to reduce future income taxes, if any, through 2029 (state) and 2034 (federal).

Realization of the future tax benefits is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership, including a sale of the company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards, which could be used annually to offset future taxable income.

We file tax returns in the United States, Massachusetts, and Russia. In the United States and Massachusetts, the tax years 2006 through 2013 remain open to examination by the Internal Revenue Service and in Russia, the tax year 2013 remains open to examination by taxing jurisdictions in Russia. As a result, carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or other state tax authorities if they have or will be used in a future period. We are not currently under examination by the Internal Revenue Service or any other jurisdiction for any tax years. We do not believe material uncertain tax positions have arisen to date. We have not recorded any interest or penalties on any unrecognized tax benefits since our inception.

14.    COMMITMENTS

Leases—Our Cambridge headquarters is under a five-year operating lease beginning in April 2012 and expiring in 2017. In June 2014, we amended our primary office and laboratory lease to include space in the same building that we had been previously subleasing from a third party. Total rent expense for all operating leases for the years ended December 31, 2014, 2013 and 2012 was $2.0 million, $1.2 million, and $1.2 million, respectively.

In connection with the lease agreement, we issued a letter of credit to the landlord for $0.5 million in 2011. We secured the letter of credit using restricted cash for the full amount of the letter.

Future minimum commitments due under all leases at December 31, 2014, are as follows (in thousands):

Year Ending December 31,
2015	$2,496
2016	2,571
2017	897
2018	38

Total minimum lease payments	$6,002

License Agreements—We have a license agreement to a portfolio of approximately 15 patent families from a university that was entered into in 2007. We will pay royalties in the low single digit percentages on the commercial sale of such licensed product. We may also make contingent payments to the university totaling up to $1.5 million in aggregate upon achievement of specified clinical, regulatory and commercial events. We are also required to pay the university a percentage, ranging from the high-single digits to the low-mid double digits, of any consideration we receive from sublicensees, including our collaboration partners, and a specified percentage, in the mid-single digits, of all payments we receive in excess of a specified amount in the aggregate for the practice of the licensed patents on behalf of non-sublicensee third parties. Contingent payments totaling $1.4 million have been made to the university through December 31, 2014.

We have a license agreement with a second university that was entered into in 2009. Under this agreement, we may be required to make payments totaling $1 million based on the achievement of certain milestones and will pay royalties in the low single digit percentages on commercial sales of licensed products, subject to a minimum annual royalty. We are required to pay the university 30% of consideration received from sublicensees who solely sublicense the intellectual property we have licensed from the university. No contingent payments have been made to the university through December 31, 2014.

In January 2013, we entered into a license agreement with a third university. We may also pay royalties at a rate of less than 1% on commercial sales of such licensed products. We must also pay the university 40% of any consideration received from sublicensees who solely sublicense the intellectual property we have licensed from the university. No contingent payments have been made to the university through December 31.

We recorded research and development expenses, exclusive of sublicense consideration, relating to these agreements of $0.2 million, $0.2 million and less than $0.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

15.    401(k) PLAN

We have a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all of our employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. At the election of our Board, we may elect to match employee contributions, but have not done so through December 31, 2014.

16.    QUARTERLY FINANCIAL DATA (unaudited)

The following table summarizes the unaudited quarterly financial data for the last two fiscal years:

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)

	Three-months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue	$1,565	$2,459	$3,365	$3,037

Operating expenses:
Research and development	6,823	6,901	7,131	8,019
General and administrative	3,261	3,774	3,827	4,198

Total operating expenses	10,084	10,675	10,958	12,217

Loss from operations	(8,519)	(8,216)	(7,593)	(9,180)
Other income (expense)	197	(228)	316	686

Net loss	(8,322)	(8,444)	(7,277)	(8,494)
Accretion of redeemable convertible preferred stock	—	—	—	—

Net loss attributable to common stock holders	$(8,322)	$(8,444)	$(7,277)	$(8,494)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.51)	$(0.51)	$(0.44)	$(0.51)
Weighted average common shares outstanding:
Basic and diluted	16,423,795	16,464,410	16,544,402	16,548,092

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)

	Three-months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$1,488	$2,777	$4,566	$2,070

Operating expenses:
Research and development	5,657	5,960	5,348	7,405
General and administrative	1,967	2,449	6,280	2,698

Total operating expenses	7,624	8,409	11,628	10,103

Loss from operations	(6,136)	(5,632)	(7,062)	(8,033)
Other income (expense)	(153)	(287)	(316)	(44)

Net loss	(6,289)	(5,919)	(7,378)	(8,077)
Accretion of redeemable convertible preferred stock	(1,335)	(1,412)	(957)	—

Net loss attributable to common stock holders	$(7,624)	$(7,331)	$(8,335)	$(8,077)

Net loss per share attributable to common stockholders:
Basic and diluted	$(3.51)	$(3.32)	$(2.46)	$(0.50)
Weighted average common shares outstanding:
Basic and diluted	2,170,827	2,210,766	3,391,239	16,298,668

17.    SUBSEQUENT EVENTS

Debt—As noted in Note 10, in January 2015, we entered into a New Term Loan with Hercules as lender. The New Term Loan provides us with a term loan of $15.0 million, a portion of which was used to repay our existing term loan with the Lender in the aggregate amount of $3.1 million, and the remainder of which will be used for general corporate purposes.

Equity Raise—In February 2015, we completed an underwritten public offering of 3,739,130 units at the public offering price of $5.75 per unit. Each unit consisted of one share of our common stock and six-tenths (0.6) of a warrant to purchase one share of our common stock with an exercise price of $6.60 per share. We received net proceeds of approximately $20 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us and not including any future proceeds from the exercise of the warrants.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 9, 2015 to be filed with the Securities and Exchange Commission.

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

The information in response to this item is contained in part under the caption “Executive Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K. The remainder of the response to this item is contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 9, 2015 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required to be disclosed by this item is contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 9, 2015 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item is contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 9, 2015 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item is contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 9, 2015 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be disclosed by this item is contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 9, 2015 and is incorporated herein by reference.

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

3.	List of Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of BIND Therapeutics, Inc.	8-K	001-36072	3.1	9/25/13

3.2	Amended and Restated By-laws of BIND Therapeutics, Inc.	8-K	001-36072	3.2	9/25/13

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-190566	4.1	9/5/13

4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated as of November 7, 2011, as amended.	S-1	333-190566	4.2	8/12/13

4.3	Warrant dated June 27, 2008 issued by the Registrant to GE Capital Equity Investments, Inc.	S-1	333-190566	4.3	8/12/13

4.4	Warrant dated January 10, 2011 issued by the Registrant to Hercules Technology III, L.P.	S-1	333-190566	4.4	8/12/13

4.5	Warrant dated June 12, 2013 issued by the Registrant to Hercules Technology Growth Capital, Inc.	S-1	333-190566	4.5	8/12/13

4.6	Form of Indenture.	S-3	333-199105	4.2	10/01/14

10.1#	2006 Stock Incentive Plan, as amended, and form of option agreements thereunder	S-1	333-190566	10.1	8/12/13

10.2#	2013 Incentive Award Plan and forms of option agreement, restricted stock agreement and restricted stock unit agreement thereunder	S-1/A	333-190566	10.2	9/5/13

10.3#	Non-Employee Director Compensation Program, as amended on September 24, 2014	10-Q	001-36072	10.1	11/06/14

10.4#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-190566	10.4	8/20/13

10.5#	Consulting Agreement, dated as of October 31, 2006, by and between the Registrant and Robert S. Langer, Jr., as amended on June 11, 2010 and August 28, 2013	S-1/A	333-190566	10.5	9/5/13

10.6#	Amended and Restated Consulting Agreement, dated as of July 12, 2007, by and between the Registrant and Omid Farokhzad, as amended on June 11, 2010 and August 28, 2013	S-1/A	333-190566	10.6	9/5/13

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.7#	Offer Letter, dated as of January 11, 2010, between the Registrant and Scott Minick and the letter agreement dated as of August 28, 2013 related thereto	S-1/A	333-190566	10.7	9/5/13

10.8#	Consulting Agreement, dated as of January 15, 2014, between the Registrant and Greg Berk, M.D.	8-K	001-36072	10.1	1/17/14

10.9#	Offer Letter, dated as of March 20, 2013, between the Registrant and Greg Berk, M.D. and letter agreements dated as of March 13, 2013, March 20, 2013 and August 28, 2013 related thereto	S-1/A	333-190566	10.9	9/5/13

10.10#	Amended and Restated Employment Agreement, dated as of June 28, 2013, between the Registrant and Daniel Lynch, as superseded by the Consulting Agreement, dated as of August 28, 2013	S-1/A	333-190566	10.10	9/5/13

10.11#	Offer Letter, dated as of June 3, 2007, between the Registrant and Jeff Hrkach and letter agreements dated as of April 10, 2013 and August 28, 2013 related thereto	S-1/A	333-190566	10.11	9/5/13

10.12†	Exclusive Patent License Agreement, dated as of June 30, 2007, as amended on November 24, 2008 and March 18, 2013, by and between the Registrant and Massachusetts Institute of Technology	S-1/A	333-190566	10.12	9/5/13

10.13†	Exclusive License Agreement, dated as of February 17, 2009, as amended on January 1, 2013, by and between the Registrant and The Johns Hopkins University	S-1/A	333-190566	10.13	8/28/13

10.14†	Exclusive License Agreement, dated as of January 31, 2013, by and between the Registrant and Yale University	S-1/A	333-190566	10.14	8/28/13

10.15†	Amended and Restated License Agreement, effective as of January 7, 2013, by and between the Registrant and Amgen, Inc.	S-1/A	333-190566	10.15	8/28/13

10.16	Amendment No. 1, effective as of December 6, 2013, to Amended and Restated License Agreement, effective as of January 7, 2013, by and between the Registrant and Amgen Inc.	8-K	001-36072	10.1	12/12/13

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.17†	Amended and Restated Research, Option and License Agreement, effective as of March 25, 2013, by and between the Registrant and Pfizer, Inc.	S-1/A	333-190566	10.16	8/28/13

10.18†	Amended and Restated License Agreement, effective as of April 19, 2013, by and between the Registrant and AstraZeneca AB (publ)	S-1/A	333-190566	10.17	8/28/13

10.19	Amended and Restated Loan and Security Agreement, dated as of June 12, 2013, between the Registrant and Hercules Technology III, L.P.	S-1	333-190566	10.18	8/12/13

10.20	Lease, dated as of July 20, 2011, by and between the Registrant and BMR-325 Vassar Street LLC	S-1	333-190566	10.19	8/12/13

10.21	First Amendment to Lease, dated June 26, 2014, by and between the Registrant and BMR-325 Vassar Street LLC	10-Q	001-36072	10.2	8/7/14

10.22#	Omnibus Amendment to Stock Option Agreements under 2006 Stock Incentive Plan, dated as of January 13, 2014, between the Registrant and Greg Berk, M.D.	8-K	001-36072	10.2	1/17/14

10.23#	Letter Agreement waiving director compensation, dated October 24, 2013, by and between the Registrant and Yurii Udaltsov, Cand. Sc.	10-Q	001-36072	10.1	8/7/2014

21.1	Subsidiaries of the Registrant					*

23.1	Consent of Deloitte & Touche LLP					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					*	*

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIND Therapeutics, Inc.

By:	/s/ Andrew Hirsch
Andrew Hirsch President and Chief Executive Officer

March 11, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Hirsch Andrew Hirsch	President and Chief Executive Officer (principal executive officer)	March 11, 2015

/s/ Christopher Lindblom Christopher Lindblom	Senior Vice President, Finance and Administration (principal financial and accounting officer)	March 11, 2015

/s/ Daniel Lynch Daniel Lynch	Chairman of the Board of Directors	March 11, 2015

/s/ Peter Barton Hutt Peter Barton Hutt	Director	March 11, 2015

/s/ Robert Langer, Sc.D. Robert Langer, Sc.D.	Director	March 11, 2015

/s/ Scott Minick Scott Minick	Director	March 11, 2015

/s/ Amir Nashat, Sc.D. Amir Nashat, Sc.D.	Director	March 11, 2015

/s/ Eric K. Rowinsky, M.D. Eric K. Rowinsky, M.D.	Director	March 11, 2015

/s/ Charles A. Rowland, Jr. Charles A. Rowland, Jr.	Director	March 11, 2015

/s/ Amy W. Schulman Amy W. Schulman	Director	March 11, 2015

/s/ Yurii Udaltsov, Cand. Sc. Yurii Udaltsov, Cand. Sc.	Director	March 11, 2015