Form 10-Q
period 2015-03-31
BIND Therapeutics, Inc
filed 2015-05-07
CIK 1385228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

On April 30, 2015, the registrant had 20,393,574 shares of common stock, $0.0001 par value per share, outstanding.

BIND THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$27,651	$19,348
Short-term investments	34,888	21,582
Amounts due under collaboration agreements	3,809	2,892
Prepaid expenses and other current assets	1,903	2,141

Total current assets	68,251	45,963
Property and equipment, net	6,775	6,567
Restricted cash	1,507	1,526
Other assets	9	12

Total	$76,542	$54,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,072	$1,792
Accounts payable	1,969	1,796
Accrued expenses	4,590	5,260
Current portion of deferred revenue	4,806	5,087

Total current liabilities	12,437	13,935

Long-term liabilities:
Long-term debt, less current	13,431	1,482
Deferred revenue, less current	338	481
Warrant liability	7,628	—
Other long-term liabilities	938	1,006

Total long-term liabilities	22,335	2,969

Total liabilities	34,772	16,904

Stockholders’ equity:
Preferred stock, $0.0001 par value—10,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value—200,000,000 shares authorized, 20,393,574 shares issued and outstanding at March 31, 2015, 16,548,681 shares issued and outstanding at December 31, 2014	2	2
Additional paid in capital	190,346	177,269
Accumulated deficit	(145,592)	(137,279)
Accumulated other comprehensive loss	(2,986)	(2,828)

Total stockholders’ equity	41,770	37,164

Total	$76,542	$54,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenue	$4,384	$1,565
Operating expenses:
Research and development	8,180	6,823
General and administrative	4,763	3,261

Total operating expenses	12,943	10,084

Loss from operations	(8,559)	(8,519)
Other income (expense)
Change in fair value of warrant liability	920	—
Interest expense	(390)	(142)
Other income (expense), net	(284)	339

Total other income (expense)	246	197

Net loss	$(8,313)	$(8,322)

Net loss per share, basic and diluted	$(0.44)	$(0.51)
Weighted average common shares outstanding:
Basic and diluted	18,842,184	16,423,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(8,313)	$(8,322)
Other comprehensive loss:
Foreign currency translation adjustments	(157)	(638)
Unrealized losses on investments	(1)	—

Comprehensive loss	$(8,471)	$(8,960)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,313)	$(8,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	461	405
Stock-based compensation	810	847
Change in fair value of warrant liability	(920)	—
Expense related to issuance costs allocated to warrants measured at fair value	465	—
Other non-cash operating activities, net	219	4
Increase (decrease) in cash and cash equivalents from:
Amounts due under collaboration agreements	(917)	224
Prepaid expenses and other current assets	235	735
Accounts payable and accrued expenses	(637)	(267)
Deferred revenue	(414)	(178)

Net cash used in operating activities	(9,011)	(6,552)

Cash flows from investing activities:
Purchases of property and equipment	(941)	(1,303)
Proceeds from maturities of short-term investments	12,973	—
Purchases of short-term investments	(26,330)	(16,489)
Other investing activities, net	(16)	(26)

Net cash used in investing activities	(14,314)	(17,818)

Cash flows from financing activities:
Proceeds from underwritten public offering, net	20,013	—
Payments for initial public offering	—	(265)
Proceeds from exercise of common stock options	173	3
Payments under capital lease	—	(15)
Borrowings under credit facility	14,810	—
Repayments of credit facility	(3,274)	—

Net cash provided by (used in) financing activities	31,722	(277)

Effect of exchange rate on cash	(94)	(416)

Increase (decrease) in cash and cash equivalents	8,303	(25,063)
Cash and cash equivalents—Beginning of year	19,348	51,612

Cash and cash equivalents—End of period	$27,651	$26,549

Noncash financing activities:
Fair value of warrants allocated to debt discount	$368	$—

Fair value of warrants allocated to warrant liability	$8,548	$—

Supplementary cash flow information—Interest paid	$345	$117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

BIND Therapeutics, Inc. is a clinical-stage nanomedicine company developing Accurins, which are targeted and programmable therapeutics. As used throughout these condensed consolidated financial statements, the terms “BIND,” “we,” “us,” and “our” refer to the business of BIND Therapeutics, Inc. including our wholly-owned subsidiaries, BIND (RUS) LLC and BIND Biosciences Security Corporation. Our strategy is to leverage our Medicinal Nanoengineering® platform to develop our own pipeline of Accurins, initially in oncology, as well as to develop Accurins in collaboration with biopharmaceutical companies.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly our financial position as of March 31, 2015, the results of our operations for the three months ended March 31, 2015 and 2014, the results of our comprehensive loss for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2015 are not indicative of the results for the year ending December 31, 2015, or for any future period.

Summary of Significant Accounting Policies—There have been no material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

On April 7, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”),which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is effective for us on January 1, 2016, with early adoption permitted. ASU 2015-03 will be applied on a retrospective basis. We are currently assessing the potential impact of the adoption of ASU 2015-03 on our condensed consolidated financial statements.

On August 27, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 is effective for us on January 1, 2016. We are currently assessing the potential impact of the adoption of ASU 2014-15 on our condensed consolidated financial statements.

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

	As of
	March 31, 2015	March 31, 2014
Options to purchase common stock	3,228,634	2,522,189
Warrants to purchase common stock	2,399,117	74,412
Unvested restricted stock	—	4,858

3. REVENUE

Our revenue for the periods presented consists of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Government grants	$—	$165
Research and development agreements	4,384	1,400

Total	$4,384	$1,565

Government Grants—Government grants consist primarily of a research grant from the Ministry for Industry and Trade of the Russian Federation (“MPT Grant”) awarded in October 2012. Advance funding under the contract of 11.8 million Rubles (RUB) ($0.2 million) and 12.0 million RUB ($0.3 million) was received during the three months ended March 31, 2015 and 2014, respectively. Revenue recognized for this contract for the three months ended March 31, 2015 and 2014, was zero and $0.2 million, respectively. Cash received from the MPT Grant that exceeds revenue recognized has been recorded in deferred revenue.

Research and Development and Collaboration Agreements—Revenue recognized for research and development agreements in the three months ended March 31, 2015 and 2014 relates principally to our agreements with large pharmaceutical and biotechnology companies. Under these agreements, we perform research and/or studies to assess the feasibility of developing Accurins incorporating therapeutic payloads from such pharmaceutical and biotechnology companies’ proprietary product portfolios and provide the resulting data from such work to the pharmaceutical and biotechnology companies in exchange for reimbursement for research and development services and upfront fees for which revenue recognition was initially deferred and is being recognized over the performance period.

AstraZeneca AB —In April 2013, we entered into a license agreement with AstraZeneca. Under the agreement, we granted to AstraZeneca a worldwide license to research, develop, manufacture and commercialize Accurins incorporating a specified AstraZeneca product candidate for any therapeutic use in humans or animals. This license is exclusive with respect to our intellectual property rights that arise under this agreement or the feasibility study that preceded it, and non-exclusive with respect to all of our other intellectual property rights. We and AstraZeneca are each responsible for using commercially reasonable efforts to develop licensed products under a development plan that extends a previously completed feasibility study we conducted for AstraZeneca. AstraZeneca is required to pay for all of our development costs. AstraZeneca is also solely responsible for, and must use commercially reasonable efforts in, obtaining all regulatory approvals for licensed products. AstraZeneca may terminate the agreement effective upon six months’ prior written notice to us.

Under the agreement, we received an upfront payment of $4.0 million in 2013. We achieved a $1 million development milestone during the three months ended March 31, 2015, which we expect will be paid by AstraZeneca during the three months ended June 30, 2015. We have the potential to receive additional contingent payments totaling up to $192 million in the aggregate upon achievement by AstraZeneca of specified clinical, regulatory and commercial events. We will also receive tiered royalties in the low-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed product, if any. We will receive royalties on a country-by-country and licensed product-by-licensed product basis generally until the AstraZeneca patents and any regulatory exclusivity relating to such licensed product expire.

We determined that the deliverables under the agreement include the license, the research and development services and participation in the Joint Steering Committee (“JSC”). The JSC deliverable ends at the same time as the research and development services. Our obligations related to the research and development services are to use commercially reasonable efforts to perform the research as set forth in the design/preclinical collaboration plan. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and undelivered research and development services and participation in the JSC do not have standalone value due to the specialized nature of the research services to be provided by us. In addition, while AstraZeneca has the ability to grant sublicenses, it cannot sublicense all or substantially all of its rights under the agreement. The uniqueness of the Company’s research services and the limited sublicense right are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered research and development and JSC services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition model on the final deliverable, since multiple deliverables are accounted for as a single unit of accounting. Under the agreement, the last deliverable to be completed is the research and development services and participation in the JSC which are expected to be completed in 2016. We are utilizing a proportional performance model to recognize revenue related to the upfront payment, the achieved development milestone and our other research and development services (both our internal effort as well as external costs). During the three months ended March 31, 2015 and 2014, we recognized revenue of $3.5 million and $1.3 million, respectively, related to the AstraZeneca license agreement.

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

Under the agreement, we received an upfront payment of $4.0 million and achieved a $1 million development milestone during the three months ended December 31, 2014. We have the potential to receive additional contingent payments totaling up to $88.5 million in the aggregate under each option upon exercise of the option and achievement by Pfizer of specified development and regulatory events plus additional contingent payments totaling up to $110 million in the aggregate under each option upon achievement by Pfizer of specified commercial events. We will also receive royalties in the low-single digit to the high-single digit percentages of aggregate worldwide net sales of each licensed product, if any. We will receive royalties on a country-by-country and licensed product-by-licensed product basis generally until the expiration of the Pfizer patents covering such licensed product.

In April 2015, we entered into an amendment, effective March 31, 2015, to our agreement with Pfizer. The amendment extends the term for research and preclinical development activities with respect to one of the two compounds (the “Second Compound”) covered by the agreement to March 25, 2016 to allow the parties to conduct additional research with respect to the Second Compound. The amendment also extends the period during which Pfizer is entitled to exercise its option to acquire an exclusive license for the development and commercialization of the Second Compound to March 25, 2016. The amendment also extends the term for research and preclinical development activities with respect to the other compound (the “First Compound”) covered by the agreement to September 25, 2015 to allow the parties to conduct additional research with respect to the First Compound.

Pfizer is entitled to exercise its option to acquire an exclusive license for the development and commercialization of the first compound by September 2015, the same timeframe as in the original agreement. Pfizer may exercise either one or both of its options to acquire the exclusive license for a specified drug candidate, subject to certain adjustments, by paying us a specified option exercise fee. If Pfizer exercises any option, it will be solely responsible for all further development and commercialization activities with respect to the licensed products covered by the option, and Pfizer is also solely responsible for obtaining all regulatory approvals for the applicable licensed products and conducting all communications with regulatory authorities. Pfizer may terminate this agreement without cause for any or no reason effective upon 60 days’ prior written notice to us.

Our deliverables under the agreement include the research and development services and participation on a Joint Research Committee (“JRC”). The JRC deliverable ends at the same time as the research and development services. Our obligations related to the research and development services are to use commercially reasonable efforts to perform the research as set forth in the design/preclinical collaboration plan. We determined that the JRC does not have standalone value apart from the research and development services, and we considered these deliverables a single unit of accounting. We concluded that the Pfizer options are not deliverables of the agreement because they are substantive options and are not priced at a significant and incremental discount. The performance period is the expected period over which the services of the combined unit are performed, which we expect will span into 2016. We are utilizing a proportional performance model to recognize the upfront payment, the achieved development milestone and our other research and development services (both our internal effort as well as external costs).

During the three months ended March 31, 2015 and 2014, we recognized revenue of $0.7 million and $0.1 million, respectively, related to the Pfizer research, option and license agreement.

F. Hoffmann-La Roche Ltd.—In June 2014, we entered into a research agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., or Roche, to discover novel nanomedicines using Accurins for the treatment of diseases in therapeutic areas outside of oncology. The research agreement focuses on combining BIND’s Accurin technology with Roche’s proprietary therapeutic payloads and targeting ligands. Under the agreement, Roche paid us an immaterial, non-refundable upfront fee and, additionally, will compensate us for our research and development services up to a specified amount. The upfront fee, which was received by us in July 2014, will be creditable against any such fee negotiated in a future Roche agreement, if any. Therefore, we will not recognize revenue related to the upfront fee during the term of the research agreement. During the three months ended March 31, 2015, we recognized revenue of $0.2 million for reimbursable research and development activities related to the Roche research agreement.

4. SHORT-TERM INVESTMENTS

Short-term investments represent holdings of available-for-sale marketable securities in accordance with our investment policy and cash management strategy. Short-term investments mature within 12 months from the balance sheet date. Our investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of other income (expense), net.

The following is a summary of marketable securities (included in short-term investments in the Condensed Consolidated Balance Sheets) as of March 31, 2015 and December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Certificates of deposit	$5,350	$1	$—	$5,351
U.S. government agency notes	29,542	—	(5)	29,537

Total	$34,892	$1	$(5)	$34,888

December 31, 2014
Certificates of deposit	$9,225	$—	$(4)	$9,221
U.S. government agency notes	12,360	1	—	12,361

Total	$21,585	$1	$(4)	$21,582

The contractual maturities of the marketable securities as of March 31, 2015 and December 31, 2014 are all due within one year. We had no realized gains on our short-term investments for the three months ended March 31, 2015 and 2014, respectively. Our certificates of deposit are each under $250,000 and are subject to insurance by the Federal Deposit Insurance Corporation. There were no other-than-temporary impairments recognized for the three months ended March 31, 2015 and 2014.

5. FAIR VALUE MEASUREMENTS

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

The following table provides the assets carried at fair value measured on a recurring basis as of March 31, 2015, and December 31, 2014 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Assets
Money market funds(1)	$9,834	$9,834	$—	$—
Certificates of deposit(2)	5,351	—	5,351	—
U.S. government agency notes(2)	44,347	—	44,347	—

Total Assets	$59,532	$9,834	$49,698	$—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Warrant liability	$(7,628)	$—	$—	$(7,628)

Total Liabilities	$(7,628)	$—	$—	$(7,628)

December 31, 2014
Assets
Money market funds(1)	$10,268	$10,268	$—	$—
Certificates of deposit(2)	9,221	—	9,221	—
U.S. government agency notes(2)	12,361	—	12,361	—

Total Assets	$31,850	$10,268	$21,582	$—

(1)	Money market funds are included within cash and cash equivalents and restricted cash in the accompanying Condensed Consolidated Balance Sheets.
(2)	Certificates of deposit and U.S. government agency notes are included within cash and cash equivalents and short-term investments in the accompanying Condensed Consolidated Balance Sheets.

Financial instruments, including cash equivalents, restricted cash, amounts due under collaboration agreements, accounts payable, and accrued expenses are carried in the condensed consolidated financial statements at amounts that approximate fair value at March 31, 2015 and December 31, 2014. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

We believe that our debt obligations bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value. The debt fair value measurements are considered level 2 in the fair value hierarchy.

Included in cash and cash equivalents as of March 31, 2015 and December 31, 2014, are money market fund investments of $9.3 million and $9.7 million, U.S. government agency notes of $14.8 million and $3.3 million, and certificates of deposit of zero and $1.7 million, respectively.

In February 2015, we completed an underwritten public offering of 3,739,130 units at the public offering price of $5.75 per unit. Each unit consisted of one share of our common stock and six-tenths (0.6) of a warrant to purchase one share of our common stock with an exercise price of $6.60 per share. (see Note 8, “Stockholders’ Equity”). These warrants are subject to revaluation at each balance sheet date, and any changes in fair value are recorded as a component of change in fair value of warrant liability, until the earlier of their exercise or expiration or upon the completion of a liquidation event. The following table sets forth a summary of changes in the fair value of our common stock warrant liability, which represented a recurring measurement classified within Level 3 of the fair value hierarchy, wherein fair value was estimated using significant unobservable inputs (in thousands):

Three Months Ended March 31, 2015
Beginning balance, January 1	$—
Issuance of warrants in connection with underwritten public offering	8,548
Change in fair value of warrant liability	(920)

Ending balance, March 31	$7,628

There have been no changes to the valuation methods during the three months ended March 31, 2015. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the three months ended March 31, 2015.

6. ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	As of
	March 31, 2015	December 31, 2014
Accrued compensation and benefits	$1,448	$1,687
Deferred rent, current portion	624	606
Accrued clinical trial costs	492	700
Other accrued expenses	2,026	2,267

Total accrued expenses	$4,590	$5,260

Other long-term liabilities as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	As of
	March 31, 2015	December 31, 2014
Deferred rent, less current portion	$763	$925
Other long-term liabilities	175	81

Total other long-term liabilities	$938	$1,006

7. LONG-TERM DEBT

In January 2015, we entered into an amendment to the amended and restated credit facility (“New Term Loan”) with Hercules Technology III, L.P. (“Hercules”) as lender. The January 2015 amendment provides us with a term loan in an amount equal to $15.0 million, a portion of which was used to repay our then-existing term loan with Hercules in the aggregate amount of $3.1 million, and the remainder of which will be used for general corporate purposes.

The principal balance of the New Term Loan bears interest at a floating per annum rate equal to 8.35% plus the prime rate less 3.25% (with a minimum rate of 8.35%). The New Term Loan matures on July 2, 2018 (the “Maturity Date”) and we have been required to make interest-only payments on the New Term Loan since February 2, 2015. This obligation will continue through December 31, 2015. Beginning on January 1, 2016, we will repay the New Term Loan in equal monthly installments of principal and interest, with the entire remaining principal balance and all accrued and unpaid interest due on the Maturity Date.

Future principal payments under our New Term Loan as of March 31, 2015, are as follows (in thousands):

2016	$5,409
2017	5,889
2018	3,702

$15,000

In connection with the closing of the amendment in January 2015, we also paid Hercules a facility charge of approximately $0.2 million. Furthermore, on the earliest to occur of (i) the Maturity Date, (ii) the date that we prepay the New Term Loan, or (iii) the date that the New Term Loan becomes due and payable, we agreed to pay Hercules an end of term charge of approximately $0.8 million. The end of term charge is being accrued through interest expense using the effective interest method through the Maturity Date.

In connection with the closing of the amendment in January 2015, we and Hercules entered into a Warrant Agreement (the “Warrant”), pursuant to which Hercules, as warrant holder, has the right to purchase 81,227 shares of our common stock at an exercise price of $5.54. The Warrant is exercisable beginning on the date of issuance and expires five years from that date. On the issuance date, the warrants were valued using the Black-Scholes option pricing model with the following assumptions: volatility of 73%, expected term of five years, risk-free interest rate of 1.3%, and a zero dividend yield. The Warrant fair value of $0.4 million and the facility charge of approximately $0.2 million have been recorded as a debt discount and will be amortized through interest expense using the effective interest method through the Maturity Date.

8. STOCKHOLDERS’ EQUITY

At-the-Market Facility—In October 2014, we entered into an at-the-market sales agreement (“Sales Agreement”) with Cowen & Company, LLC (“Cowen”) pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $40 million through Cowen, acting as our sales agent. Upon delivery of a placement notice by us and subject to the terms and conditions of the Sales Agreement, Cowen will use its commercially reasonable efforts to sell shares of our common stock, based upon our instructions. We have provided Cowen with customary indemnification rights, and Cowen will be entitled to a commission of up to 3.0% of the gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock, if any, under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cowen to sell shares in negotiated transactions. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice and subject to other conditions under the Sales Agreement or may at any time upon notice terminate the Sales Agreement. As of March 31, 2015, we have not sold any shares of common stock under the Sales Agreement.

Equity Raise—In February 2015, we completed an underwritten public offering of 3,739,130 units at the public offering price of $5.75 per unit. Each unit consisted of one share of our common stock and six-tenths (0.6) of a warrant to purchase one share of our common stock with an exercise price of $6.60 per share. We received net proceeds of approximately $20 million after deducting underwriting discounts and commissions and offering expenses payable by us and not including any future proceeds from the exercise of the warrants.

The warrants were exercisable immediately upon their initial issuance date and will expire five years from the date of issuance. The shares of common stock and the warrants were immediately separable and were issued separately. The warrants contain weighted-average anti-dilution protection upon the issuance of any common stock, or securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions, including but not limited to securities issued pursuant to equity compensation plans or arrangements, currently outstanding warrants, securities issued pursuant to shareholder rights plans, securities issued pursuant to certain strategic transactions or financings, and the first $30 million of securities sold under the Sales Agreement with Cowen that would otherwise cause an adjustment. The warrants are being recorded at fair value on our condensed consolidated balance sheets as a liability and changes in fair value are included in change in fair value of warrant liability on our condensed consolidated statements of operations.

The assumptions used in calculating the fair value of the warrants represent management’s best estimates. The warrants were valued at March 31, 2015 and on the issuance date using a Monte Carlo valuation model (see Note 5, “Fair Value Measurements”) using estimates of future funding probabilities and the following parameters:

	As of
	March 31, 2015	Upon Issuance
Expected volatility	89%	88%
Risk-free interest rate	1.34%	1.48%
Expected dividend yield	0%	0%
Expected term (years)	4.85	5.00

Stock-Based Compensation—We have recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$242	$522
General and administrative	568	325

Total	$810	$847

Stock Options

As of March 31, 2015, there were 820,154 shares of common stock available for future grant under the 2013 Incentive Award Plan (the “2013 Plan”).

During the three months ended March 31, 2015, we granted 566,590 options to employees. The weighted average exercise price and the weighted-average grant-date fair value of options granted for the three months ended March 31, 2015 were $5.95 per share and $3.74 per share, respectively. The fair value of the grants is being expensed over the vesting period of the options (four years) on a straight-line basis as the services are being provided.

As of March 31, 2015, there was $6.5 million (includes compensation for options containing performance conditions) of unrecognized compensation cost related to the stock options granted under the 2006 Stock Incentive Plan and the 2013 Plan. The compensation is expected to be recognized over the remaining requisite service period for options with a service condition, and upon the probability of achievement of performance conditions, as defined in the option agreement, for options with performance conditions. The weighted average remaining requisite service period was 3.1 years at March 31, 2015.

Additionally, during the three months ended March 31, 2015, our president chief executive officer resigned. In connection with his resignation and separation agreement, we accelerated the vesting of all equity and equity-based awards held as of the effective date of his resignation. In connection with this modification, we recognized an additional $0.2 million in stock-based compensation expense during the three months ended March 31, 2015.

9. INCOME TAXES

We did not record a federal or state income tax benefit for our losses for the three months ended March 31, 2015 and 2014 due to our conclusion that a full valuation allowance is required against our deferred tax assets.

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

Overview

We are a clinical-stage nanomedicine company developing a new class of targeted therapeutics, Accurins, designed to result in superior patient outcomes by increasing the concentration and duration of therapeutic payloads at disease sites while reducing exposure to healthy tissue. We are leveraging our Medicinal Nanoengineering platform to develop a pipeline of Accurins in oncology and have a number of strategic collaborations with biopharmaceutical companies to develop Accurins based on their proprietary payloads. We are leveraging strategic collaborations to expand Accurin development beyond oncology. Our wholly owned, lead drug candidate, BIND-014, is a prostate-specific membrane antigen (PSMA) -targeted Accurin that contains docetaxel, a clinically-validated and widely-used cancer chemotherapy drug, as the therapeutic payload. PSMA is a clinically-validated tumor marker expressed on prostate cancer cells and the blood vessels of many types of non-prostate solid tumors, including non-small cell lung cancer, or NSCLC. We are enrolling patients in both the KRAS and squamous cohorts in the iNSITE 1 (BIND-014 Nanoparticle Study In Patients with Advanced KRAS Mutant or Squamous NSCLC to Determine Tolerability and Efficacy) trial, a two-tier phase 2 trial with BIND-014 in NSCLC patients with KRAS mutant or squamous histology. We also plan to initiate the iNSITE 2 (BIND-014 Nanoparticle Study In Patients with Urothelial Carcinoma, Cholangiocarcinoma, Cervical Cancer, and Squamous Cell Carcinoma of the Head and Neck to Determine Tolerability and Efficacy) trial, a phase 2 multi-tumor trial with BIND-014 in patients with cholangiocarcinoma, cervical cancer, bladder cancer, and head and neck cancers in the second quarter of 2015.

We are also advancing BIND-510, a PSMA-targeted Accurin drug candidate containing the potent microtubule inhibitor vincristine, through pre-clinical studies to position it for an investigational new drug, or IND, filing in 2016. We are developing Accurins designed to inhibit polo-like kinase 1 (PLK1) and kinesin spindle protein (KSP), under our research and development agreement with Merck & Co., or Merck (known as Merck Sharp & Dohme outside the United States and Canada). In addition to our collaboration with Merck, we have ongoing collaborations with Pfizer Inc., AstraZeneca AB, F. Hoffmann-La Roche Ltd. to develop Accurins based on their proprietary therapeutic payloads and targeting ligands.

We were incorporated in May 2006 and commenced active operations in early 2007. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking preclinical studies and, beginning in 2011, conducting clinical trials. To date, we have financed our operations primarily through our initial public offering, an underwritten public offering of common stock and warrants, private placements of our preferred stock and convertible debt securities, borrowings under our credit facility with Hercules Technology III, L.P., or Hercules, collaborations and government grants. We have no products approved for sale, and all of our revenue to date has been collaboration revenue or government grant revenue. As of March 31, 2015, our cash and cash equivalents and marketable securities totaled $62.5 million, of which $2.0 million was held by our Russian subsidiary for use in its operations.

Since inception, we have incurred significant operating losses. Our net loss was $8.3 million and $8.3 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $145.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Merck

In November 2014, we entered into a joint research and development agreement with Merck to discover and develop novel nanomedicines for oncology. This collaboration will leverage our proprietary nanomedicine technology to create targeted Accurins based on novel, potent payloads from Merck’s preclinical oncology portfolio. The first two Merck compounds include a KSP inhibitor and a PLK1 inhibitor. Both KSP and PLK1 are regulators of cellular mitosis and are considered essential to the proliferation of cancer cells. These pathways have proven difficult to target effectively using conventional agents due to therapeutic index limitations. Under the terms of the agreement, we agreed to apply our Medicinal Nanoengineering platform to develop targeted Accurins based initially on Merck-supplied investigational KSP and PLK1 inhibitors. The agreement also includes the option to incorporate additional Merck compounds in the future. We agreed to fund and conduct research and development activities to advance Accurin product candidates based on these agents through first-in-human clinical studies, after which Merck and we will alternate in choosing whether or not to further develop and commercialize the Accurin products. If we opt in, in most scenarios there will be no payments made to Merck beyond a royalty on future product sales, if any. If Merck opts in, it agreed to pay us a fee based on a multiple of our research and development expenses, plus a royalty on future product sales, if any.

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

AstraZeneca

In April 2013, we entered into a license agreement with AstraZeneca. Under the agreement, we granted to AstraZeneca a worldwide license to research, develop, manufacture and commercialize Accurins incorporating a specified AstraZeneca product candidate (AZD2811) for any therapeutic use in humans or animals. We are responsible for manufacturing licensed product for use in preclinical and some clinical trials. AstraZeneca is required to pay for all of our development costs. AstraZeneca is also solely responsible for, and must use commercially reasonable efforts in, obtaining all regulatory approvals for licensed products. Under the agreement, we received an upfront payment of $4.0 million in 2013. We achieved a $1 million development milestone during the three months ended March 31, 2015, which we expect will be paid by AstraZeneca during the three months ended June 30, 2015. We have the potential to receive additional contingent payments totaling up to $192 million in the aggregate upon achievement by AstraZeneca of specified clinical, regulatory and commercial events. We will also receive tiered royalties in the low-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed product, if any.

We and AstraZeneca are working toward a mid-2015 IND application with the FDA for AZD2811. Accurin AZD2811, formerly designated AZD1152-hQPA (or AZD1152 hydroxy–quinazoline pyrazole anilide), is a potent and selective inhibitor of aurora B kinase.

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

In April 2015, we entered into an amendment to the agreement with Pfizer, effective March 2015. The amendment extends the term for research and preclinical development activities with respect to one of the two compounds (the “Second Compound”) covered by the agreement to March 2016 to allow Pfizer and us to conduct additional research with respect to the Second Compound. The amendment also extends the period during which Pfizer is entitled to exercise its option to acquire an exclusive license for the development and commercialization of the Second Compound to March 2016. The amendment also extends the term for research and preclinical development activities with respect to the other compound (the “First Compound”) covered by the agreement to September 2015 to allow Pfizer and us to conduct additional research with respect to the First Compound.

Pfizer is entitled to exercise its option to acquire an exclusive license for the development and commercialization of the First Compound by September 2015, the same timeframe as in the original agreement. Pfizer may exercise either one or both of its options in September 2015 or March 2016, as applicable, by paying us a specified option exercise fee.

Pfizer is required to pay for all of our development costs. We are responsible for manufacturing licensed products through early clinical trials. Under the agreement, we received an upfront payment of $4.0 million in 2013. In December 2014, we achieved a $1 million development milestone and have the potential to receive additional contingent payments up to $88.5 million upon the achievement of specified development and regulatory events. We may also receive additional payments up to $110.0 million for specified commercial events as well as royalties in the low-single to high-single digit percentages on potential future sales of each Accurin commercialized, if any.

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

Our research and development expenses are made up of external costs and internal costs, which are primarily compensation expenses for our full-time research and development employees and related expenses. Beginning in January 2013, we implemented a project-based time reporting system so that we can allocate internal costs on a project-by-project basis. We have incurred a total of $111.2 million in research and development expenses from inception through March 31, 2015, with a majority of the non-reimbursed expenses being spent on the development of BIND-014 and the remainder being spent on the development of our Medicinal Nanoengineering® platform, our early stage programs, and our collaborations.

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

Change in fair value of warrant liability

Change in fair value of warrant liability consists of changes in fair value of our warrants issued in our February 2015 underwritten public offering. The warrants contain weighted-average anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions, including but not limited to securities issued pursuant to equity compensation plans or arrangements, currently outstanding warrants, securities issued pursuant to shareholder rights plans, securities issued pursuant to certain strategic transactions or financings, and the first $30 million of securities sold under our at-the-market facility with Cowen & Company, LLC (“Cowen”) that would otherwise cause an adjustment. The warrants are being recorded at fair value on our condensed consolidated balance sheets as a liability and changes in fair value are included in change in fair value of warrant liability on our condensed consolidated statements of operations.

Interest Expense

Interest expense consists of interest expense on our amounts borrowed under our credit facility.

Other Income (Expense), net

The functional currency of our Russian subsidiary is the ruble. Accordingly, the amounts denominated in U.S. dollars are subject to transaction gains and losses, which are reported in our condensed consolidated statements of operations.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

Apart from our accounting policy on “Change in fair value of warrant liability” below, the critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this Quarterly Report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2015. Apart from our accounting policy on “Change in fair value of warrant liability” below, there have been no material changes to our critical accounting policies through March 31, 2015 from those discussed in our Annual Report on Form 10-K filed on March 11, 2015.

Change in fair value of warrant liability

We use our judgment in determining the fair value of our warrants issued in our February 2015 underwritten public offering (equity offering warrants). Any significant changes in any of our judgments, including those used to select the inputs for the Monte Carlo valuation model, could have a significant impact on the fair value of our equity offering warrants and the associated change in fair value of warrant liability we record in our condensed consolidated statements of operations.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014, in thousands, together with the change in each item as a percentage.

	Three Months Ended March 31,
	2015	% change	2014
Revenue	$4,384	180%	$1,565
Operating expenses:
Research and development	8,180	20%	6,823
General and administrative	4,763	46%	3,261

Total operating expenses	12,943	28%	10,084

Loss from operations	(8,559)	0%	(8,519)
Other income (expense)
Change in fair value of warrant liability	920	—%	—
Interest expense	(390)	175%	(142)
Other income (expense), net	(284)	(184)%	339

Total other income (expense)	246	25%	197

Net loss	$(8,313)	0%	$(8,322)

Revenue

	Three Months Ended March 31,
(in thousands)	2015	% change	2014
Revenue	$4,384	180%	$1,565

The $2.8 million increase in revenue for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to a $1.7 million increase in reimbursable research and development services we performed under our collaboration agreements, primarily with AstraZeneca, Pfizer and Roche. The revenue increase also included $1.3 million in higher up-front license fee and milestone achievement revenue recognized under the proportional performance method under our collaboration agreements with AstraZeneca and Pfizer, compared to the prior year period. We also achieved a $1 million development milestone under our agreement with AstraZeneca during the three months ended March 31, 2015.

Research and Development Expense

	Three Months Ended March 31,
(in thousands)	2015	% change	2014
Research and development	$8,180	20%	$6,823

The $1.4 million increase in research and development expense for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily driven an increase in process development and manufacturing expense of $1.1 million as we scaled up our clinical material manufacturing capability under our AstraZeneca collaboration, as well as headcount growth to support the development of BIND’s internal pipeline and collaborations which led to an increase in employee compensation of $0.5 million.

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

	Three Months Ended March 31,		January 1, 2013 to March 31, 2015
(in thousands)	2015	2014
Research and development expenses:
BIND-014	$3,020	$3,509	$31,270
Collaborations	2,793	1,025	13,990
Discovery and preclinical stage product programs, collectively	2,367	2,289	16,164

Total research and development expenses	$8,180	$6,823	$61,424

General and Administrative Expense

	Three Months Ended March 31,
(in thousands)	2015	% change	2014
General and administrative	$4,763	46%	$3,261

For the three months ended March 31, 2015, our general and administrative expenses increased by $1.5 million, or 46%, compared to the same period in 2014. The increase was primarily driven by a non-recurring $0.7 million charge for salaries, benefits and a stock option modification related to the March 2015 resignation and associated separation agreement with our former president and chief executive officer. The remainder of the increase included $0.4 million in higher compensation and benefits for our general and administrative personnel, as well as $0.4 million in greater external consulting fees.

Change in fair value of warrant liability

	Three Months Ended March 31,
(in thousands)	2015	% change	2014
Change in fair value of warrant liability	$920	—%	$0

The warrants issued in our February 2015 underwritten public offering contain weighted-average anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions, including but not limited to securities issued pursuant to equity compensation plans or arrangements, currently outstanding warrants, securities issued pursuant to shareholder rights plans, securities issued pursuant to certain strategic transactions or financings, and the first $30 million of securities sold under our at-the-market facility with Cowen that would otherwise cause an adjustment. The warrants were recorded at fair value on our condensed consolidated balance sheets as a liability upon issuance. We recorded $0.9 million as change in fair value of warrant liability for the three months ended March 31, 2015.

Interest Expense

	Three Months Ended March 31,
(in thousands)	2015	% change	2014
Interest expense	$(390)	175%	$(142)

In January 2015, we entered into an amendment to the amended and restated credit facility with Hercules Technology III, L.P. (“Hercules”) as lender. The January 2015 amendment provided us with a term loan in an amount equal to $15.0 million, a portion of which was used to repay our then-existing term loan with Hercules in the aggregate amount of $3.1 million, and the remainder of which will be used for general corporate purposes. For the three months ended March 31, 2015, our interest expense increased primarily due to the larger principal balance on our credit facility.

Other Income (Expense), net

	Three Months Ended March 31,
(in thousands)	2015	% change	2014
Other income (expense), net	$(284)	(184)%	$339

We recorded issuance costs allocated to warrants issued in our February 2015 underwritten public offering of $0.5 million in other expense during the three months ended March 31, 2015. In addition, our Russian subsidiary’s functional currency is the ruble, and the majority of its cash is held in U.S. dollars. Therefore, the U.S. dollar denominated cash held in Russia is subject to transaction gains and losses. We recorded $0.1 million and $0.3 million of transaction gains for the three months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Since our inception and through March 31, 2015, we have financed our operations primarily through our initial public offering, an underwritten public offering of common stock and warrants, private placements of our preferred stock and convertible debt securities, borrowings under our credit facility with Hercules, collaborations and government grants. As of March 31, 2015, our cash, cash equivalents and short-term investments totaled $62.5 million. Approximately $2.0 million of our cash and cash equivalents was held by our Russian subsidiary. As of March 31, 2015, we also had $0.9 million in restricted cash held in our Russian subsidiary.

In addition to our existing cash, cash equivalents, and short-term investments, we receive research and development funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements. Our ability to earn these milestone payments and the timing of achieving these milestones is dependent upon the outcome of our research and development and regulatory activities and is uncertain at this time. Our rights to receive research and development funding and the payment of certain achieved milestones under our collaboration agreements are our only committed external source of funds.

At-the-Market Facility

In October 2014, we entered into an at-the-market sales agreement (“Sales Agreement”) with Cowen & Company, LLC (“Cowen”) pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $40 million through Cowen, acting as our sales agent. As of March 31, 2015, we have not sold any shares of common stock under the Sales Agreement.

Equity Raise

On February 10, 2015, we completed an underwritten public offering of 3,739,130 units at the public offering price of $5.75 per unit. Each unit consisted of one share of our common stock and six-tenths (0.6) of a warrant to purchase one share of our common stock with an exercise price of $6.60 per share. We received net proceeds of approximately $20 million after deducting underwriting discounts and commissions and offering expenses payable by us and not including any future proceeds from the exercise of the warrants.

The exercise price and the number and type of securities purchasable upon exercise of the warrants are subject to adjustment upon certain corporate events, including certain mergers, consolidations, tender offer or exchange offer, reclassifications, stock dividends and stock splits, cash dividends, a sale of all or substantially all of our assets and certain other events. In the event of an extraordinary transaction, as described in the warrants and generally including any merger with or into another entity, sale of all or substantially all of our assets, tender offer or exchange offer, or reclassification of common stock, we or any successor entity will pay at the holder’s option, exercisable at any time concurrently with or within 10 days after the consummation of the extraordinary transaction, an amount of cash equal to the value of the warrant as determined in accordance with the Black Scholes option pricing model and the terms of the warrants. In addition, the warrants contain weighted-average anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions, including but not limited to securities issued pursuant to equity compensation plans or arrangements, currently outstanding warrants, securities issued pursuant to shareholder rights plans, securities issued pursuant to certain strategic transactions or financings, and the first $30 million of securities sold under the Sales Agreement with Cowen that would otherwise cause an adjustment. The warrants are being recorded at fair value on our condensed consolidated balance sheets as a liability and remeasurements in fair value are included in change in fair value of warrant liability on our condensed consolidated statements of operations.

Indebtedness

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

The principal balance of the New Term Loan bears interest at a floating per annum rate equal to 8.35% plus the prime rate less 3.25% (with a minimum rate of 8.35%). The New Term Loan matures on July 2, 2018 (the “Maturity Date”) and we have been required to make interest-only payments on the New Term Loan beginning on February 2, 2015. This obligation will continue through December 31, 2015. Beginning on January 1, 2016, we will repay the New Term Loan in equal monthly installments of principal and interest, with the entire remaining principal balance and all accrued and unpaid interest due on the Maturity Date. The loan can be prepaid at any time with certain additional amounts due based on the date of the prepayment. The loan is secured by our tangible assets as of the date of the loan and additions acquired thereafter. The credit facility permits Hercules to declare a default upon the occurrence of a material adverse event as defined. Under such default, all amounts outstanding under the credit facility would be payable immediately. The credit facility contains certain restrictions on additional indebtedness, stock repurchases, dividend payments and future loans. The total amount outstanding under the credit facility as of March 31, 2015 and December 31, 2014 was $15.0 million and $3.3 million, respectively.

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

We expect that our cash, cash equivalents, and short-term investments as of March 31, 2015 will fund our operating expenses and capital expenditure requirements through the first half of 2016. This expectation is based on our current operating plans and research and development funding that we expect to receive under our existing collaborations, but excludes any potential milestone payments. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our drug candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, including potential sales under our Sales Agreement with Cowen, debt financings and revenue from grant, license and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone payments under our agreements with them, we do not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
	(In thousands, except percentages)
Net cash used in operating activities	$(9,011)	$(6,552)
Net cash used in investing activities	(14,314)	(17,818)
Capital expenditures (included in investing activities above)	(941)	(1,303)
Net cash provided by (used in) financing activities	31,722	(277)

Operating Cash Flows

Net cash used in operating activities was $9.0 million during the three months ended March 31, 2015, compared to $6.6 million in 2014. The $2.5 million increase in cash used in operating activities in the three months ended March 31, 2015 was primarily driven by higher amounts due from collaborators and fluctuations in other working capital compared to the same period in the prior year.

Investing Cash Flows

Net cash used in investing activities was $14.3 million for the three months ended March 31, 2015, compared to net cash used in investing activities of $17.8 million in 2014. The $3.5 million decrease in cash used in investing activities during the three months ended March 31, 2015 compared to 2014 was primarily due to an increase of $13.0 million in maturities of short-term investments which were partially offset by an increase of $9.8 million in purchases of short-term investments.

Financing Cash Flows

Net cash provided by financing activities of $31.7 million during the three months ended March 31, 2015 is primarily due to the proceeds, net of expenses, from our February 2015 underwritten public offering of $20 million and the net increase in debt of $11.5 million associated with the amended and restated credit facility.

Net cash used in financing activities of $0.3 million during the three months ended March 31, 2014 was primarily due to $0.3 million in payments related to our September 2013 initial public offering.

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years, if at all. We have instead relied on the proceeds from sales of equity securities, up-front license fees, expense reimbursement and milestones under our collaborations and debt to fund our operations. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Contractual Obligations

During the three months ended March 31, 2015, there have been no material changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2015, we had cash equivalents of $24.1 million, consisting of $9.3 million of interest-bearing money market accounts and $14.8 million of U.S. government agency notes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments. As of March 31, 2015, we were also subject to interest rate risk from the loans under the credit facility that bear interest at an annual rate equal to 8.35% plus the prime rate less 3.25% (minimum rate of 8.35%). A 100 basis point increase in interest rates at March 31, 2015, would not have a material effect on our annual interest expense.

In addition, we are subject to currency risk for balances held in rubles in our foreign subsidiary. We work to maintain all balances in U.S. dollars until payment in rubles is required to minimize this currency risk. Fluctuations in the exchange rate over the past 18 months have been approximately 91%. As of March 31, 2015, we maintained $2.0 million in cash, $1.9 million of which was denominated in U.S. dollars, and $0.9 million in restricted cash in Russian banks. Transactions with these providers are predominantly settled in rubles and, therefore, we believe we have only minimal exposure to foreign currency exchange risk over time. We do not hedge against foreign currency risks.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $8.3 million for the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $145.6 million. Through March 31, 2015, we have financed our operations primarily through our initial public offering, an underwritten public offering of common stock and warrants, private placements of our preferred stock and convertible debt securities, borrowings under our credit facility with Hercules Technology III, L.P., or Hercules, collaborations and government grants. All of our revenue to date has been collaboration revenue and government grants. We have devoted substantially all of our financial resources and efforts to developing our medicinal nanoengineering platform, identifying potential drug candidates, and conducting preclinical studies and clinical trials. We are conducting Phase 2 clinical trials of BIND-014, our preclinical pipeline and collaborations are in various stages of development, and we have not completed development of any Accurins or other drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	conduct our Phase 2 clinical trials of BIND-014, our lead Accurin drug candidate, a prostate-specific membrane antigen, or PSMA, targeted Accurin that contains docetaxel, and potentially conduct pivotal clinical trials of BIND-014;

•	continue the research and development of our other drug candidates, including BIND-510 and the first two payloads provided from our November 2014 research and development agreement with Merck & Co., or Merck (known as Merck Sharp & Dohme outside the United States and Canada), a kinesin spindle protein (KSP) inhibitor and a polo-like kinase 1 (PLK1) inhibitor. We expense research and development costs for our internal efforts and outside expenses of our drug candidates being developed in collaboration with Pfizer Inc., AstraZeneca AB, and F. Hoffmann-La Roche Ltd., and we record revenue for amounts recognized related to upfront payments, research and development funding and milestone payments earned under these collaborations;

•	seek to enhance our Medicinal Nanoengineering® platform and discover and develop additional drug candidates;

•	seek regulatory approvals for any drug candidates that successfully complete clinical trials;

•	potentially establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio; and

•	add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts.

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

We expect that our cash, cash equivalents, and short-term investments as of March 31, 2015 will fund our operating expenses and capital expenditure requirements through the first half of 2016. This expectation is based on our current operating plans and research and development funding that we expect to receive under our existing collaborations, but excludes any potential milestone payments. In October 2014, we entered into an at-the-market sales agreement (“Sales Agreement”) with Cowen & Company, LLC (“Cowen”) pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $40 million through Cowen, acting as our sales agent. As of the date of this 10-Q filing, we have not sold any shares of common stock under the Sales Agreement. We do not know whether and to what extent we will seek to sell shares pursuant to the Sales Agreement and, when and if we decide to sell shares, we do not know if we will be able to do so and on what terms. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and collaboration agreements. We do not have any material committed external source of funds other than research and development funding and payments for achieved milestones under our existing collaborations. In February 2015, we completed an underwritten public offering of 3,739,130 units at the public offering price of $5.75 per unit. Each unit consisted of one share of our common stock and six-tenths (0.6) of a warrant to purchase one share of our common stock with an exercise price of $6.60 per share. The warrants contain weighted-average anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions, including but not limited to securities issued pursuant to equity compensation plans or arrangements, currently outstanding warrants, securities issued pursuant to shareholder rights plans, securities issued pursuant to certain strategic transactions or financings, and the first $30 million of securities sold under our at-the-market facility with Cowen that would otherwise cause an adjustment. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of each of our existing stockholders will be further diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We are early in our development efforts, and we currently have only one drug candidate in clinical development. All of our other drug candidates are still in preclinical development. If we or our collaborators are unable to successfully develop and commercialize drug candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts, and we have only one drug candidate, BIND-014, in clinical development. All of our other drug candidates are still in preclinical development. We have invested substantially all of our efforts and financial resources in developing our medicinal nanoengineering platform, identifying potential drug candidates, and conducting preclinical studies and clinical trials. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates. The success of our drug candidates will depend on several factors, including the following:

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

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates. New drug products may be approved for marketing that treat the same indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead be treated with these new drug products.

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

If our collaborations do not result in the successful development and commercialization of products or if one or more of our collaborators terminates its agreement with us, or in the case of Pfizer, elects not to exercise its options under the collaboration agreement, we may not receive any future research and development funding or milestone or royalty payments under the collaboration. For example, in June 2014, Amgen and we notified each other that both parties would not exercise the respective options to develop an Accurin incorporating the Amgen therapeutic payload. If we do not receive the funding we expect under these agreements, our continued development of our medicinal nanoengineering platform and drug candidates could be delayed and we may need additional resources to develop additional drug candidates. All of the risks relating to product development, regulatory approval and commercialization described in this report also apply to the activities of our collaborators and there can be no assurance that our collaborations will produce positive results or successful products on a timely basis or at all.

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

We currently rely on third-party clinical research organizations, or CROs, to conduct clinical development of BIND-014 and do not plan to independently conduct clinical trials of our other drug candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct and manage our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

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

We rely, and expect to continue to rely, on third parties to manufacture clinical materials for both us and our collaborators, and those third parties may not perform satisfactorily, including failing to meet deadlines.

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

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;

•	breach of the manufacturing agreement by the third party;

•	failure to manufacture clinical materials for both us and our collaborators according to either our or our collaborators’ specifications;

•	failure to manufacture clinical materials for both us and our collaborators according to our or our collaborators’ schedule or at all;

•	misappropriation of our proprietary information, including our trade secrets and know-how; and

•	termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for required raw materials used in the manufacture of our drug candidates, including the polymers used in our Accurins, or for the manufacture of BIND-014 or product candidates in development with our collaborators. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. In particular, there are a very few manufacturers capable of supplying the polymers used in our Accurins.

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

We intend to seek FDA approval for BIND-014 through the Section 505(b)(2) regulatory pathway. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA, would allow a new drug application, or NDA, we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of an approved drug product, which could expedite the development program for BIND-014 by potentially decreasing the amount of clinical or nonclinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for product approval. If this were to occur, the time and financial resources required to obtain FDA approval for BIND-014, and complications and risks associated with regulatory approval of BIND-014, would likely substantially increase. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway may result in new competitive products reaching the market more quickly than BIND-014, which would likely materially adversely impact our competitive position and prospects. Even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this will ultimately lead to accelerated product development or earlier approval.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug for that time period. The applicable period is seven years in the United States and 10 years in Europe. The European exclusivity period can be reduced to nine years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

Many of the companies with which we are competing or with which we may compete in the future have significantly greater financial resources, market presence and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, sales and marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products are currently on the market, including the therapeutic payload in BIND-014, for some of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our drug candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

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

Due to Russia’s intervention in Ukraine and annexation of Crimea, the United States and the European Union have imposed sanctions on certain individuals and entities in Russia and Ukraine, including economic sanctions restricting certain entities’ access to U.S. securities markets. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials. We have a wholly owned subsidiary, BIND (RUS) LLC, in Russia, which held $2.0 million in cash, $1.9 million of which was denominated in U.S. dollars, and $0.9 million in restricted cash in Russian banks as of March 31, 2015. Our subsidiary conducts research and development activities for our product pipeline, including clinical trials for BIND-014. Our success is dependent upon our ability to successfully complete clinical development of and obtain regulatory approval of our drug candidates. If the United States and Europe were to impose sanctions on additional Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities and our business could be affected.

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

As of March 31, 2015, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 54% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 30, 2015, we had approximately 20.4 million shares of common stock outstanding, of which approximately 4.7 million shares that were previously subject to lock-up agreements executed in connection with our February 2015 common stock and warrant offering recently became eligible to be sold, subject to volume limitations applicable to affiliates. In addition, approximately 2.2 million shares of our common stock issuable upon the exercise of the warrants issued in our February 2015 underwritten public offering will be freely tradable without restriction or further registration under the Securities Act. Because these outstanding warrants are exercisable into our common stock, volatility or a reduction in the market price of our common stock could have an adverse effect on the market price of these warrants. We have also registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical and preclinical data and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

BIND THERAPEUTICS, INC.

Date: May 7, 2015	by:	/s/ Andrew Hirsch
Andrew Hirsch
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2015	by:	/s/ Christopher Lindblom
Christopher Lindblom
Senior Vice President, Finance and Administration
(Principal Financial Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of BIND Therapeutics, Inc.	8-K	001-36072	3.1	9/25/13

3.2	Amended and Restated Bylaws of BIND Therapeutics, Inc.	8-K	001-36072	3.2	9/25/13

4.1	Warrant Agreement, dated as of January 23, 2015, by and between BIND Therapeutics, Inc. and Hercules Technology III, L.P.	8-K	001-36072	4.1	1/23/15

4.2	Warrant Agreement, dated as of February 10, 2015, between BIND Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, and Form of Warrant Certificate.					*

10.1	First Amendment to Amended and Restated Loan and Security Agreement, dated as of January 23, 2015, by and between Hercules Technology III, L.P., as Lender, and BIND Therapeutics, Inc., as Borrower.	8-K	001-36072	10.1	1/23/15

10.2	Separation Agreement and Release, dated March 10, 2015, between the Company and Scott Minick.	8-K	001-36072	10.1	3/10/15

10.3	Severance Agreement, dated March 10, 2015, between the Company and Andrew Hirsch.	8-K	001-36072	10.2	3/10/15

10.4†	Second Amendment to the Research, Option and License Agreement, effective as of March 31, 2015, by and between BIND Therapeutics, Inc. and Pfizer, Inc.					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					*

32.1	Section 1350 Certification of Chief Executive Officer.					*	*

32.2	Section 1350 Certification of Chief Financial Officer.					*	*

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Taxonomy Extension Schema Document.					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					*

*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.