Form 10-Q
period 2015-06-30
BIND Therapeutics, Inc
filed 2015-08-06
CIK 1385228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

On July 31, 2015, the registrant had 20,746,759 shares of common stock, $0.0001 par value per share, outstanding.

BIND THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$26,497	$19,348
Short-term investments	26,899	21,582
Amounts due under collaboration agreements	1,674	2,892
Prepaid expenses and other current assets	3,392	2,141

Total current assets	58,462	45,963
Property and equipment, net	7,436	6,567
Restricted cash and other assets	1,584	1,538

Total	$67,482	$54,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,417	$1,792
Accounts payable	1,819	1,796
Accrued expenses	4,977	5,260
Current portion of deferred revenue	3,898	5,087

Total current liabilities	13,111	13,935

Long-term liabilities:
Long-term debt, less current	12,146	1,482
Deferred revenue, less current	252	481
Warrant liability	7,359	—
Other long-term liabilities	860	1,006

Total long-term liabilities	20,617	2,969

Total liabilities	33,728	16,904

Stockholders’ equity:
Preferred stock, $0.0001 par value—10,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value—200,000,000 shares authorized, 20,708,198 shares issued and outstanding at June 30, 2015, 16,548,681 shares issued and outstanding at December 31, 2014	2	2
Additional paid in capital	192,614	177,269
Accumulated deficit	(156,064)	(137,279)
Accumulated other comprehensive loss	(2,798)	(2,828)

Total stockholders’ equity	33,754	37,164

Total	$67,482	$54,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$2,524	$2,459	$6,908	$4,024
Operating expenses:
Research and development	8,299	6,901	16,479	13,724
General and administrative	4,370	3,774	9,133	7,035

Total operating expenses	12,669	10,675	25,612	20,759

Loss from operations	(10,145)	(8,216)	(18,704)	(16,735)
Other income (expense)
Change in fair value of warrant liability	269	—	1,189	—
Interest expense	(472)	(72)	(862)	(156)
Other income (expense), net	(124)	(156)	(408)	125

Total other income (expense)	(327)	(228)	(81)	(31)

Net loss	$(10,472)	$(8,444)	$(18,785)	$(16,766)

Net loss per share, Basic and diluted	$(0.51)	$(0.51)	$(0.96)	$(1.02)
Weighted average common shares outstanding:
Basic and diluted	20,472,672	16,464,410	19,661,932	16,444,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(10,472)	$(8,444)	$(18,785)	$(16,766)
Other comprehensive loss:
Foreign currency translation adjustments	185	421	28	(217)
Unrealized gains (losses) on investments	4	(6)	3	(6)

Comprehensive loss	$(10,283)	$(8,029)	$(18,754)	$(16,989)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(18,785)	$(16,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,010	842
Stock-based compensation	1,767	1,458
Change in fair value of warrant liability	(1,189)	—
Amortization of debt discount	121	—
Expense related to debt issuance costs allocated to warrants measured at fair value	465	—
Other non-cash operating activities, net	165	8
Increase (decrease) in cash and cash equivalents from:
Amounts due under collaboration agreements	1,218	(838)
Prepaid expenses and other current assets	(1,237)	409
Accounts payable and accrued expenses	(413)	380
Deferred revenue	(1,427)	(1,522)

Net cash used in operating activities	(18,305)	(16,029)

Cash flows from investing activities:
Purchases of property and equipment	(1,899)	(1,802)
Proceeds from sales of short-term investments	14,691	11,759
Proceeds from maturities of short-term investments	23,023	5,090
Purchases of short-term investments	(43,168)	(21,029)
Other investing activities, net	(38)	(59)

Net cash used in investing activities	(7,391)	(6,041)

Cash flows from financing activities:
Proceeds from underwritten public offering, net of underwriting discounts, commissions and offering expenses of $1,691	19,807	—
Proceeds from at-the-market sales agreement	1,209	—
Payments for initial public offering	—	(265)
Proceeds from exercise of common stock options	277	221
Payments under capital lease	—	(28)
Borrowings under credit facility	14,810	—
Repayments of credit facility	(3,274)	(398)

Net cash provided by (used in) financing activities	32,829	(470)

Effect of exchange rate on cash	16	(132)

Increase (decrease) in cash and cash equivalents	7,149	(22,672)
Cash and cash equivalents—Beginning of year	19,348	51,612

Cash and cash equivalents—End of period	$26,497	$28,940

Noncash financing activities:
Fair value of warrants allocated to debt discount	$368	$—

Fair value of warrants allocated to warrant liability	$8,548	$—

Supplementary cash flow information—Interest paid	$665	$232

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly our financial position as of June 30, 2015, the results of our operations for the three and six months ended June 30, 2015 and 2014, the results of our comprehensive loss for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2015 are not indicative of the results for the year ending December 31, 2015, or for any future period.

Summary of Significant Accounting Policies—There have been no material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

On April 7, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is effective for us on January 1, 2016, with early adoption permitted. ASU 2015-03 will be applied on a retrospective basis. We are currently assessing the potential impact of the adoption of ASU 2015-03 on our condensed consolidated financial statements.

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

	As of June 30,
	2015	2014
Options to purchase common stock	3,144,970	2,524,396
Warrants to purchase common stock	2,399,117	74,412

3. REVENUE

Our revenue for the periods presented consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Government grants	$200	$253	$200	$418
Research and development agreements	2,324	2,206	6,708	3,606

Total	$2,524	$2,459	$6,908	$4,024

Government Grants—Government grants consist primarily of a research grant from the Ministry for Industry and Trade of the Russian Federation (“MPT Grant”) awarded in October 2012. Advance funding under the contract of 11.8 million Rubles (RUB) ($0.2 million) and 12.0 million RUB ($0.4 million) was received during the six months ended June 30, 2015 and 2014, respectively During the three months ended June 30, 2015 and 2014, we recognized revenue for this contract of $0.2 million $0.3 million, respectively, and during the six months ended June 30, 2015 and 2014, we recognized revenue for this contract of $0.2 million and $0.4 million, respectively. Cash received from the MPT Grant that exceeds revenue recognized has been recorded in deferred revenue.

Research and Development and Collaboration Agreements—Revenue recognized for research and development agreements in the three and six months ended June 30, 2015 and 2014 relates principally to our agreements with large pharmaceutical and biotechnology companies. Under these agreements, we perform research and/or studies to assess the feasibility of developing Accurins incorporating therapeutic payloads from such pharmaceutical and biotechnology companies’ proprietary product portfolios and provide the resulting data from such work to the pharmaceutical and biotechnology companies in exchange for reimbursement for research and development services and upfront fees and milestones for which revenue recognition was initially deferred and is being recognized over the performance period.

AstraZeneca AB—In April 2013, we entered into a license agreement with AstraZeneca. Under the agreement, we granted to AstraZeneca a worldwide license to research, develop, manufacture and commercialize Accurins incorporating a specified AstraZeneca product candidate for any therapeutic use in humans or animals. This license is exclusive with respect to our intellectual property rights that arise under this agreement or the feasibility study that preceded it, and non-exclusive with respect to all of our other intellectual property rights. We and AstraZeneca are each responsible for using commercially reasonable efforts to develop licensed products under a development plan that extends a previously completed feasibility study we conducted for AstraZeneca. AstraZeneca is required to pay for substantially all of our development costs. AstraZeneca is also solely responsible for, and must use commercially reasonable efforts in, obtaining all regulatory approvals for licensed products. AstraZeneca may terminate the agreement effective upon six months’ prior written notice to us.

Under the agreement, we received an upfront payment of $4.0 million in 2013. We achieved a $1 million development milestone during the three months ended March 31, 2015, which was paid by AstraZeneca during the three months ended June 30, 2015. We have the potential to receive additional contingent payments totaling up to $192 million in the aggregate upon achievement by AstraZeneca of specified clinical, regulatory and commercial events. We will also receive tiered royalties in the low-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed product, if any. We will receive royalties on a country-by-country and licensed product-by-licensed product basis generally until the AstraZeneca patents and any regulatory exclusivity relating to such licensed product expire.

We determined that the deliverables under the agreement include the license, the research and development services and participation in the Joint Steering Committee (“JSC”). The JSC deliverable ends at the same time as the research and development services. Our obligations related to the research and development services are to use commercially reasonable efforts to perform the research and development as set forth in the collaboration plan. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and undelivered research and development services and participation in the JSC do not have standalone value due to the specialized nature of the research and development services to be provided by us. In addition, while AstraZeneca has the ability to grant sublicenses, it cannot sublicense all or substantially all of its rights under the agreement. The uniqueness of our Company’s research and development services and the limited sublicense right are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered research and development and JSC services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition model on the final deliverable, since multiple deliverables are accounted for as a single unit of accounting. Under the agreement, the last deliverable to be completed is the research and development services and participation in the JSC which are expected to be completed in 2017. We are utilizing a proportional performance model to recognize revenue related to the upfront payment, the achieved development milestone and our other research and development services (both our internal effort as well as external costs). During the three months ended June 30, 2015 and 2014, we recognized revenue of $1.5 million and $1.4 million, respectively, and during the six months ended June 30, 2015 and 2014, we recognized revenue of $5.0 million and $2.7 million, respectively, related to the AstraZeneca license agreement.

AstraZeneca filed the investigational new drug (IND) application in May 2015, and the U.S. Food and Drug Administration (FDA) authorized the use of AstraZeneca’s Accurin AZD2811 in clinical trials in June 2015.

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

Our deliverables under the agreement include the research and development services and participation on a Joint Research Committee (“JRC”). The JRC deliverable ends at the same time as the research and development services. Our obligations related to the research and development services are to use commercially reasonable efforts to perform the research and development as set forth in the collaboration plan. We determined that the JRC does not have standalone value apart from the research and development services, and we considered these deliverables a single unit of accounting. We concluded that the Pfizer options are not deliverables of the agreement because they are substantive options and are not priced at a significant and incremental discount. The performance period is the expected period over which the services of the combined unit are performed, which we expect will span into 2016. We are utilizing a proportional performance model to recognize the upfront payment, the achieved development milestone and our other research and development services (both our internal effort as well as external costs).

During the three months ended June 30, 2015 and 2014, we recognized revenue of $0.7 million and less than $0.1 million, respectively, and during the six months ended June 30, 2015 and 2014, we recognized revenue of $1.4 million and $0.1 million, respectively, related to the Pfizer research, option and license agreement.

F. Hoffmann-La Roche Ltd.—In June 2014, we entered into a research agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., or Roche, to discover novel nanomedicines using Accurins for the treatment of diseases in therapeutic areas outside of oncology. The research agreement focuses on combining BIND’s Accurin technology with Roche’s proprietary therapeutic payloads and targeting ligands. Under the agreement, Roche paid us an immaterial, non-refundable upfront fee and, additionally, will compensate us for our research and development services up to a specified amount. The upfront fee, which was received by us in July 2014, will be creditable against any such fee negotiated in a future Roche agreement, if any. Therefore, we will not recognize revenue related to the upfront fee during the term of the research agreement. During the three months ended June 30, 2015 and 2014, we recognized revenue of $0.1 million and zero, respectively, and during the six months ended June 30, 2015 and 2014, we recognized revenue of $0.3 million and zero, respectively, for reimbursable research and development activities related to the Roche research agreement.

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

The following is a summary of marketable securities (included in short-term investments in the Condensed Consolidated Balance Sheets) as of June 30, 2015 and December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015

U.S. government securities(1)	$26,900	$1	$(2)	$26,899

Total	$26,900	$1	$(2)	$26,899

December 31, 2014
Certificates of deposit	$9,225	$—	$(4)	$9,221
U.S. government securities(1)	12,360	1	—	12,361

Total	$21,585	$1	$(4)	$21,582

(1)	U.S. government securities consist of U.S. treasuries, U.S. agency securities and U.S. government-sponsored enterprises

The contractual maturities of the marketable securities as of June 30, 2015 and December 31, 2014 are all due within one year. We had immaterial realized gains on our short-term investments for the three and six months ended June 30, 2015 and 2014, respectively. There were no other-than-temporary impairments recognized for the six months ended June 30, 2015 and 2014.

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

The following table provides the assets carried at fair value measured on a recurring basis as of June 30, 2015, and December 31, 2014 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Assets
Money market funds(1)	$20,837	$20,837	$—	$—

U.S. government securities(2)	28,402	—	28,402	—

Total Assets	$49,239	$20,837	$28,402	$—

Liabilities
Warrant liability	$(7,359)	$—	$—	$(7,359)

Total Liabilities	$(7,359)	$—	$—	$(7,359)

December 31, 2014
Assets
Money market funds(1)	$10,268	$10,268	$—	$—
Certificates of deposit(2)	9,221	—	9,221	—
U.S. government securities(2)	12,361	—	12,361	—

Total Assets	$31,850	$10,268	$21,582	$—

(1)	Money market funds are included within cash and cash equivalents and restricted cash in the accompanying Condensed Consolidated Balance Sheets.
(2)	Certificates of deposit and U.S. government securities notes are included within cash and cash equivalents and short-term investments in the accompanying Condensed Consolidated Balance Sheets.

Financial instruments, including cash equivalents, restricted cash, amounts due under collaboration agreements, accounts payable, and accrued expenses are carried in the condensed consolidated financial statements at amounts that approximate fair value at June 30, 2015 and December 31, 2014. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

We believe that our debt obligations bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value. The debt fair value measurements are considered level 2 in the fair value hierarchy.

Included in cash and cash equivalents as of June 30, 2015 and December 31, 2014, are money market fund investments of $20.3 million and $9.7 million, U.S. government securities of $1.5 million and $3.3 million, and certificates of deposit of zero and $1.7 million, respectively.

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

Six Months Ended June 30, 2015
Beginning balance, January 1	$—
Issuance of warrants in connection with underwritten public offering	8,548
Change in fair value of warrant liability	(1,189)

Ending balance, June 30	$7,359

There have been no changes to the valuation methods during the six months ended June 30, 2015. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the six months ended June 30, 2015.

6. ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	As of
	June 30, 2015	December 31, 2014
Accrued compensation and benefits	$1,745	$1,687
Deferred rent, current portion	643	606
Accrued clinical trial costs	309	700
Other accrued expenses	2,280	2,267

Total accrued expenses	$4,977	$5,260

Other long-term liabilities as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	As of
	June 30, 2015	December 31, 2014
Deferred rent, less current portion	$590	$925
Other long-term liabilities	270	81

Total other long-term liabilities	$860	$1,006

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

Future principal payments under our New Term Loan as of June 30, 2015, are as follows (in thousands):

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

In connection with the closing of the amendment in January 2015, we and Hercules entered into a Warrant Agreement (the “Warrant”), pursuant to which Hercules, as warrant holder, has the right to purchase 81,227 shares of our common stock at an exercise price of $5.54. The Warrant is exercisable beginning on the date of issuance and expires five years from that date. On the issuance date, the warrants were valued using the Black-Scholes option pricing model with the following assumptions: volatility of 73%, expected term of five years, risk-free interest rate of 1.3%, and a zero dividend yield. The Warrant fair value of $0.4 million and the facility charge of approximately $0.2 million have been recorded as a debt discount and are being amortized through interest expense using the effective interest method through the Maturity Date.

We recorded interest expense related to the new Term Loan in the amount of $0.5 million and $0.9 million, respectively, for the three and six months ended June 30, 2015.

8. STOCKHOLDERS’ EQUITY

At-the-Market Facility—In October 2014, we entered into an at-the-market sales agreement (“Sales Agreement”) with Cowen & Company, LLC (“Cowen”) pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $40 million through Cowen, acting as our sales agent. Upon delivery of a placement notice by us and subject to the terms and conditions of the Sales Agreement, Cowen will use its commercially reasonable efforts to sell shares of our common stock, based upon our instructions. We have provided Cowen with customary indemnification rights, and Cowen will be entitled to a commission of up to 3.0% of the gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock, under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cowen to sell shares in negotiated transactions. As of June 30, 2015, we have sold 204,696 shares of common stock under the Sales Agreement at an average price of $6.09 for net proceeds of approximately $1.2 million. We plan to use proceeds from the Sales Agreement for general corporate purposes. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any additional shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice and subject to other conditions under the Sales Agreement or may at any time upon notice terminate the Sales Agreement.

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

The assumptions used in calculating the fair value of the warrants represent management’s best estimates. The warrants were valued at June 30, 2015 and on the issuance date using a Monte Carlo valuation model (see Note 5, “Fair Value Measurements”) using estimates of future funding and associated probabilities and the following parameters:

	As of
	June 30, 2015	Upon Issuance
Expected volatility	84%	88%
Risk-free interest rate	1.51%	1.48%
Expected dividend yield	0%	0%
Expected term (years)	4.61	5.00

Stock-Based Compensation—We have recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$255	$252	$497	$774
General and administrative	702	359	1,270	684

Total	$957	$611	$1,767	$1,458

Stock Options

As of June 30, 2015, there were 743,150 shares of common stock available for future grant under the 2013 Incentive Award Plan (the “2013 Plan”).

During the six months ended June 30, 2015, we granted 706,270 options to employees. The weighted average exercise price and the weighted-average grant-date fair value of options granted for the six months ended June 30, 2015 were $5.93 per share and $3.73 per share, respectively. The fair value of the grants is being expensed over the vesting period of the options (four years) on a straight-line basis as the services are being provided.

As of June 30, 2015, there was $5.9 million (includes compensation for options containing performance conditions) of unrecognized compensation cost related to the stock options granted under the 2006 Stock Incentive Plan and the 2013 Plan. The compensation is expected to be recognized over the remaining requisite service period for options with a service condition, and upon the probability of achievement of performance conditions, as defined in the option agreement, for options with performance conditions. The weighted average remaining requisite service period was 2.8 years at June 30, 2015.

Additionally, during the three months ended March 31, 2015, our president and chief executive officer resigned. In connection with his resignation and separation agreement, we accelerated the vesting of all equity and equity-based awards held as of the effective date of his resignation. In connection with this modification, we recognized an additional $0.2 million in stock-based compensation expense during the three months ended March 31, 2015.

9. INCOME TAXES

We did not record a federal or state income tax benefit for our losses for the three and six months ended June 30, 2015 and 2014 due to our conclusion that a full valuation allowance is required against our deferred tax assets.

Our net operating loss carryforwards and tax credits are limited as a result of certain ownership changes (November 30, 2006 and November 13, 2007) as defined under Sections 382 and 383 of the Internal Revenue Code. These two ownership changes immaterially limit the annual amount of these tax attributes that can be utilized to offset future taxable income or tax liabilities. Subsequent ownership changes may increase the limitation in future years.

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

Overview

We are a clinical-stage nanomedicine company developing a new class of targeted therapeutics, Accurins, designed to result in superior patient outcomes by increasing the concentration and duration of therapeutic payloads at disease sites while reducing exposure to healthy tissue. We are leveraging our Medicinal Nanoengineering platform to develop a pipeline of Accurins in oncology and have a number of strategic collaborations with biopharmaceutical companies to develop Accurins based on their proprietary payloads and/or targeting ligands. We are leveraging strategic collaborations to expand Accurin development beyond oncology. Our wholly owned, lead drug candidate, BIND-014, is a prostate-specific membrane antigen (PSMA) -targeted Accurin that contains docetaxel, a clinically-validated and widely-used cancer chemotherapy drug, as the therapeutic payload. PSMA is a clinically-validated tumor marker expressed on prostate cancer cells and the blood vessels of many types of non-prostate solid tumors, including non-small cell lung cancer, or NSCLC. We are enrolling patients in both the KRAS and squamous cohorts in the iNSITE 1 (BIND-014 Nanoparticle Study In Patients with Advanced KRAS Mutant or Squamous NSCLC to Determine Tolerability and Efficacy) trial, a two-tier phase 2 trial with BIND-014 in NSCLC patients with KRAS mutant or squamous histology. For our iNSITE 2 (BIND-014 Nanoparticle Study

In Patients with Urothelial Carcinoma, Cholangiocarcinoma, Cervical Cancer, and Squamous Cell Carcinoma of the Head and Neck to Determine Tolerability and Efficacy) trial, a phase 2 multi-tumor trial with BIND-014 in patients with cholangiocarcinoma, cervical cancer, bladder cancer, and head and neck cancers, we executed site activation during the three months ended June 30, 2015, and we expect dosing of our first patient in the three months ending September 30, 2015.

We are also advancing BIND-510, a PSMA-targeted Accurin drug candidate containing the potent microtubule inhibitor vincristine, through pre-clinical studies to position it for an investigational new drug, or IND, filing in 2016. We are also developing Accurins designed to inhibit polo-like kinase 1 (PLK1) and kinesin spindle protein (KSP), under our research and development agreement with Merck & Co., or Merck (known as Merck Sharp & Dohme outside the United States and Canada). In addition to our collaboration with Merck, we have ongoing collaborations with Pfizer Inc., AstraZeneca AB, and F. Hoffmann-La Roche Ltd. to develop Accurins based on their proprietary therapeutic payloads and targeting ligands.

We were incorporated in May 2006 and commenced active operations in early 2007. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking preclinical studies and, beginning in 2011, conducting clinical trials. To date, we have financed our operations primarily through our initial public offering, an underwritten public offering of common stock and warrants, our at-the-market sales agreement (the “Sales Agreement”) with Cowen & Company, LLC (“Cowen”), private placements of our preferred stock and convertible debt securities, borrowings under our credit facility with Hercules Technology III, L.P., or Hercules, collaborations and government grants. We have no products approved for sale, and all of our revenue to date has been collaboration revenue or government grant revenue. As of June 30, 2015, our cash and cash equivalents and marketable securities totaled $53.4 million, of which $1.2 million was held by our Russian subsidiary for use in its operations.

Since inception, we have incurred significant operating losses. Our net loss was $18.8 million and $16.8 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $156.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Roche

In June 2014, we entered into a research agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., or Roche, to discover novel nanomedicines using Accurins for the treatment of diseases in therapeutic areas outside of oncology. The research agreement focuses on combining our Accurin technology with Roche’s proprietary therapeutic payloads and targeting ligands. Under the agreement, Roche paid us an immaterial, non-refundable upfront fee and, additionally, will compensate us for our research and development services up to a specified amount. The upfront fee will be creditable against an upfront fee negotiated in a future Roche agreement, if any.

AstraZeneca

In April 2013, we entered into a license agreement with AstraZeneca. Under the agreement, we granted to AstraZeneca a worldwide license to research, develop, manufacture and commercialize Accurins incorporating a specified AstraZeneca product candidate (AZD2811) for any therapeutic use in humans or animals. We are responsible for manufacturing licensed product for use in preclinical and some clinical trials. AstraZeneca is required to pay for substantially all of our development costs. AstraZeneca is also solely responsible for, and must use commercially reasonable efforts in, obtaining all regulatory approvals for licensed products. Under the agreement, we received an upfront payment of $4.0 million in 2013. We achieved a $1 million development milestone during the three months ended March 31, 2015, which was paid by AstraZeneca during the three months ended June 30, 2015. We have the potential to receive additional contingent payments totaling up to $192 million in the aggregate upon achievement by AstraZeneca of specified clinical, regulatory and commercial events. We will also receive tiered royalties in the low-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed product, if any.

AstraZeneca filed an IND application in May 2015, and the U.S. Food and Drug Administration (FDA) authorized the use of AstraZeneca’s Accurin AZD2811 in clinical trials in June 2015. AstraZeneca anticipates enrolling patients in a phase 1 clinical trial with AZD2811 in the fourth quarter of 2015. We expect to earn a $4 million milestone payment from AstraZeneca upon first dosing a patient in a phase 1 clinical trial with AZD2811.

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

Our research and development expenses are made up of external costs and internal costs, which are primarily compensation expenses for our full-time research and development employees and related expenses. Beginning in January 2013, we implemented a project-based time reporting system so that we can allocate internal costs on a project-by-project basis. We have incurred a total of $119.5 million in research and development expenses from inception through June 30, 2015, with a majority of the non-reimbursed expenses being spent on the development of BIND-014 and the remainder being spent on the development of our Medicinal Nanoengineering® platform, our early stage programs, and our collaborations.

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

Change in fair value of warrant liability

Change in fair value of warrant liability consists of changes in fair value of our warrants issued in our February 2015 underwritten public offering. The warrants contain weighted-average anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions, including but not limited to securities issued pursuant to equity compensation plans or arrangements, currently outstanding warrants, securities issued pursuant to shareholder rights plans, securities issued pursuant to certain strategic transactions or financings, and the first $30 million of securities sold under our at-the-market facility with Cowen & Company, LLC (“Cowen”) that would otherwise cause an adjustment. The warrants are being recorded at fair value on our condensed consolidated balance sheets as a liability, and changes in fair value are included in change in fair value of warrant liability on our condensed consolidated statements of operations.

Interest Expense

Interest expense consists of interest expense on our amounts borrowed under our credit facility with Hercules Technology III, L.P. (“Hercules”) as lender.

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

Apart from our accounting policy on “Change in fair value of warrant liability” below, the critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this Quarterly Report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2015. Apart from our accounting policy on “Change in fair value of warrant liability” below, there have been no material changes to our critical accounting policies through June 30, 2015 from those discussed in our Annual Report on Form 10-K filed on March 11, 2015.

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

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2015 and 2014, in thousands, together with the change in each item as a percentage.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	% change	2014	2015	% change	2014
Revenue	$2,524	3%	$2,459	$6,908	72%	$4,024
Operating expenses:
Research and development	8,299	20%	6,901	16,479	20%	13,724
General and administrative	4,370	16%	3,774	9,133	30%	7,035

Total operating expenses	12,669	19%	10,675	25,612	23%	20,759

Loss from operations	(10,145)	23%	(8,216)	(18,704)	12%	(16,735)
Other income (expense)
Change in fair value of warrant liability	269	—	—	1,189	—	—
Interest expense	(472)	556%	(72)	(862)	453%	(156)
Other income (expense), net	(124)	(21%)	(156)	(408)	(426%)	125

Total other income (expense)	(327)	43%	(228)	(81)	161%	(31)

Net loss	$(10,472)	$24%	$(8,444)	$(18,785)	12%	$(16,766)

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2015	% change	2014	2015	% change	2014
Revenue	$2,524	3%	$2,459	$6,908	72%	4,024

Total revenue for the three months ended June 30, 2015 increased 3% compared to the three months ended June 30, 2014. The increase was primarily due to the recognition of the Pfizer upfront license fees and development milestone achieved in December 2014 under the proportional performance method by $0.7 million, and higher revenue under the AstraZeneca collaboration. These increases were partially offset as we recognized the remaining portion of the upfront license fee of $0.8 million when Amgen notified us that it would not exercise its option during the three months ended June 30, 2014.

During the six months ended June 30, 2015, total revenue increased by $2.9 million, or 72%, compared to the same period in 2014. The increase was attributable primarily to $2.3 million in higher revenue under our collaboration agreement with AstraZeneca for the six months ended June 30, 2015.

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2015	% change	2014	2015	% change	2014
Research and development	$8,299	20%	$6,901	$16,479	20%	$13,724

For the three months ended June 30, 2015, our research and development expenses increased by 20%, or $1.4 million compared to the same period in 2014. The increase in our research and development expense was primarily driven by headcount growth to support the development of BIND’s internal pipeline and collaborations which led to an increase in employee compensation of $0.8 million, as well as an increase in manufacturing expense and related activities of $0.3 million as we scaled up our clinical material manufacturing capability under our AstraZeneca collaboration.

For the six months ended June 30, 2015, our research and development expenses increased by 20%, or $2.8 million compared to the same period in 2014. The increase in our research and development expense was primarily driven by headcount growth to support the development of BIND’s internal pipeline and collaborations which led to an increase in employee compensation of $1.6 million, as well as an increase in process development and manufacturing expense of $1.2 million as we scaled up our clinical material manufacturing capability under our AstraZeneca collaboration.

We began to track and accumulate both external and internal costs by major program beginning on January 1, 2013. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. The following table illustrates our research and development expenses by major program during the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		January 1, 2013 to June 30, 2015	Six Months Ended June 30,
(in thousands)	2015	2014		2015	2014
Research and development expenses:
BIND-014	$3,873	$3,671	$35,143	$6,893	$7,180
Collaborations	1,774	1,174	15,764	4,567	2,199
Discovery and preclinical stage product programs, collectively	2,652	2,056	18,816	5,019	4,345

Total research and development expenses	$8,299	$6,901	$69,723	$16,479	$13,724

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2015	% change	2014	2015	% change	2014
General and administrative	$4,370	16%	$3,774	$9,133	30%	$7,035

For the three months ended June 30, 2015, our general and administrative expenses increased by 16%, or $0.6 million compared to the same period in 2014. The increase in our general and administrative expenses was primarily driven by a $0.5 million increase in stock-based compensation expense and compensation and benefits for our general and administrative personnel.

For the six months ended June 30, 2015, our general and administrative expenses increased by 30%, or $2.1 million compared to the same period in 2014. The increase in our general and administrative expenses was primarily driven by $1.6 million in higher compensation and benefits and stock-based compensation expense for our general and administrative personnel, which included a $0.7 million non-recurring charge for salaries, benefits and a stock option modification related to the March 2015 resignation and associated separation agreement with our former president and chief executive officer. The remaining increase was primarily due to $0.5 million in higher consulting and legal expenses.

Change in fair value of warrant liability

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2015	% change	2014	2015	% change	2014
Change in fair value of warrant liability	$269	—%	$0	$1,189	—%	$0

The warrants issued in our February 2015 underwritten public offering contain weighted-average anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions, including but not limited to securities issued pursuant to equity compensation plans or arrangements, currently outstanding warrants, securities issued pursuant to shareholder rights plans, securities issued pursuant to certain strategic transactions or financings, and the first $30 million of securities sold under our at-the-market facility with Cowen that would otherwise cause an adjustment. The warrants were recorded at fair value on our condensed consolidated balance sheets as a liability upon issuance. We recorded $1.2 million as change in fair value of warrant liability for the six months ended June 30, 2015.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2015	% change	2014	2015	% change	2014
Interest expense	$(472)	556%	$(72)	$(862)	453%	$(156)

In January 2015, we entered into an amendment to the amended and restated credit facility with Hercules Technology III, L.P. (“Hercules”) as lender. The January 2015 amendment provided us with a term loan in an amount equal to $15.0 million, a portion of which was used to repay our then-existing term loan with Hercules in the aggregate amount of $3.1 million, and the remainder of which will be used for general corporate purposes. For the three and six months ended June 30, 2015, our interest expense increased primarily due to the larger principal balance on our credit facility.

Other Income (Expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2015	% change	2014	2015	% change	2014
Other income (expense), net	$(124)	(21%)	$(156)	$(408)	(426%)	$125

Our Russian subsidiary’s functional currency is the ruble, and the majority of its cash is held in U.S. dollars. Therefore, the U.S. dollar denominated cash held in Russia is subject to transaction gains and losses. We recorded $0.2 million of transaction losses for the three months ended June 30, 2015 and 2014, respectively. We recorded issuance costs allocated to warrants issued in our February 2015 underwritten public offering of $0.5 million in other expense during the six months ended June 30, 2015.

Liquidity and Capital Resources

Since our inception and through June 30, 2015, we have financed our operations primarily through our initial public offering, an underwritten public offering of common stock and warrants, our at-the-market sales agreement with Cowen, private placements of our preferred stock and convertible debt securities, borrowings under our credit facility with Hercules, collaborations and government grants. As of June 30, 2015, our cash, cash equivalents and short-term investments totaled $53.4 million. Approximately $1.2 million of our cash and cash equivalents was held by our Russian subsidiary. As of June 30, 2015, we also had $1.0 million in restricted cash held in our Russian subsidiary.

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

At-the-Market Facility

In October 2014, we entered into an at-the-market sales agreement (“Sales Agreement”) with Cowen & Company, LLC (“Cowen”) pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $40 million through Cowen, acting as our sales agent. Upon delivery of a placement notice by us and subject to the terms and conditions of the Sales Agreement, Cowen will use its commercially reasonable efforts to sell shares of our common stock, based upon our instructions. We have provided Cowen with customary indemnification rights, and Cowen will be entitled to a commission of up to 3.0% of the gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock, under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cowen to sell shares in negotiated transactions. As of June 30, 2015, we have sold 204,696 shares of common stock under the Sales Agreement at an average price of $6.09 for net proceeds of approximately $1.2 million. We plan to use proceeds from the Sales Agreement for general corporate purposes. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any additional shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice and subject to other conditions under the Sales Agreement or may at any time upon notice terminate the Sales Agreement.

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

The principal balance of the New Term Loan bears interest at a floating per annum rate equal to 8.35% plus the prime rate less 3.25% (with a minimum rate of 8.35%). The New Term Loan matures on July 2, 2018 (the “Maturity Date”) and we have been required to make interest-only payments on the New Term Loan beginning on February 2, 2015. This obligation will continue through December 31, 2015. Beginning on January 1, 2016, we will repay the New Term Loan in equal monthly installments of principal and interest, with the entire remaining principal balance and all accrued and unpaid interest due on the Maturity Date. The loan can be prepaid at any time with certain additional amounts due based on the date of the prepayment. The loan is secured by our tangible assets as of the date of the loan and additions acquired thereafter. The credit facility permits Hercules to declare a default upon the occurrence of a material adverse event as defined. Under such default, all amounts outstanding under the credit facility would be payable immediately. The credit facility contains certain restrictions on additional indebtedness, stock repurchases, dividend payments and future loans. The total amount outstanding under the credit facility as of June 30, 2015 and December 31, 2014 was $15.0 million and $3.3 million, respectively.

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

We expect that our cash, cash equivalents, and short-term investments as of June 30, 2015 will fund our operating expenses and capital expenditure requirements into the third quarter of 2016. This expectation is based on our current operating plans and research and development funding that we expect to receive under our existing collaborations, but excludes any potential milestone payments under our collaboration agreements. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our drug candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, including sales under our Sales Agreement with Cowen, debt financings and revenue from grant, license and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone payments under our agreements with them, we do not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
	(In thousands, except percentages)
Net cash used in operating activities	$(18,305)	$(16,029)
Net cash used in investing activities	(7,391)	(6,041)
Capital expenditures (included in investing activities above)	(1,899)	(1,802)
Net cash provided by (used in) financing activities	32,829	(470)

Operating Cash Flows

Net cash used in operating activities was $18.3 million during the six months ended June 30, 2015, compared to $16.0 million in 2014. The $2.3 million increase in cash used in operating activities in the six months ended June 30, 2015 was primarily driven by a higher net loss and fluctuations in working capital compared to the same period in the prior year.

Investing Cash Flows

Net cash used in investing activities was $7.4 million for the six months ended June 30, 2015, compared to net cash used in investing activities of $6.0 million in 2014. The $1.4 million increase in cash used in investing activities during the six months ended June 30, 2015 compared to 2014 was primarily due to an increase of $22.1 million in purchases of short-term investments, which were partially offset by an increase of $20.9 million in sales and maturities of short-term investments.

Financing Cash Flows

Net cash provided by financing activities of $32.8 million during the six months ended June 30, 2015 was primarily due to the proceeds, net of expenses, from our February 2015 underwritten public offering of $20 million and the net increase in debt of $11.5 million associated with the amended and restated credit facility.

Net cash used in financing activities of $0.5 million during the six months ended June 30, 2014 was primarily due to $0.4 million in principal payments of our credit facility.

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

Contractual Obligations

During the six months ended June 30, 2015, there have been no material changes to our contractual obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2015, we had cash equivalents and short-term investments of $48.7 million, consisting of $28.4 million of U.S. government securities and $20.3 million of interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments. As of June 30, 2015, we were also subject to interest rate risk from the loans under the credit facility that bear interest at an annual rate equal to 8.35% plus the prime rate less 3.25% (minimum rate of 8.35%). A 100 basis point increase in interest rates at June 30, 2015, would not have a material effect on our annual interest expense.

In addition, we are subject to currency risk for balances held in rubles in our foreign subsidiary. We work to maintain all balances in U.S. dollars until payment in rubles is required to minimize this currency risk. Fluctuations in the exchange rate over the past 18 months have been approximately 83%. As of June 30, 2015, we maintained $1.2 million in cash, $1.1 million of which was denominated in U.S. dollars, and $1.0 million in restricted cash in Russian banks. Transactions with these providers are predominantly settled in rubles and, therefore, we believe we have only minimal exposure to foreign currency exchange risk over time. We do not hedge against foreign currency risks.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $18.8 million for the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $156.1 million. Through June 30, 2015, we have financed our operations primarily through our initial public offering, an underwritten public offering of common stock and warrants, our at-the-market sales agreement with Cowen, private placements of our preferred stock and convertible debt securities, borrowings under our credit facility with Hercules Technology III, L.P., or Hercules, collaborations and government grants. All of our revenue to date has been collaboration revenue and government grants. We have devoted substantially all of our financial resources and efforts to developing our medicinal nanoengineering platform, identifying potential drug candidates, and conducting preclinical studies and clinical trials. We are conducting Phase 2 clinical trials of BIND-014, our preclinical pipeline and collaborations are in various stages of development, and we have not completed development of any Accurins or other drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	conduct our Phase 2 clinical trials of BIND-014, our lead Accurin drug candidate, a prostate-specific membrane antigen, or PSMA, targeted Accurin that contains docetaxel, and potentially conduct pivotal clinical trials of BIND-014;

•	continue the research and development of our other drug candidates, including BIND-510 and the first two payloads provided from our November 2014 research and development agreement with Merck & Co., or Merck (known as Merck Sharp & Dohme outside the United States and Canada), a kinesin spindle protein (KSP) inhibitor and a polo-like kinase 1 (PLK1) inhibitor. We expense research and development costs for our internal efforts and outside expenses of our drug candidates being developed in collaboration with Pfizer Inc., AstraZeneca AB, and F. Hoffmann-La Roche Ltd., and we record revenue for amounts recognized related to upfront payments, research and development funding and milestone payments earned under these collaborations;

•	scale up external manufacturing capabilities for clinical trial material needs for our collaborators;

•	seek to enhance our Medicinal Nanoengineering® platform and discover and develop additional drug candidates;

•	seek regulatory approvals for any drug candidates that successfully complete clinical trials;

•	potentially establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio; and

•	add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts.

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

We expect that our cash, cash equivalents, and short-term investments as of June 30, 2015 will fund our operating expenses and capital expenditure requirements into the third quarter of 2016. This expectation is based on our current operating plans and research and development funding that we expect to receive under our existing collaborations, but excludes any potential milestone payments. In October 2014, we entered into an at-the-market sales agreement (“Sales Agreement”) with Cowen & Company, LLC (“Cowen”) pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $40 million through Cowen, acting as our sales agent. As of June 30, 2015, we have sold 204,696 shares of common stock under the Sales Agreement at an average price of $6.09 for net proceeds of approximately $1.2 million. We do not know whether and to what extent we will seek to sell shares pursuant to the Sales Agreement and, when and if we decide to sell shares, we do not know if we will be able to do so and on what terms. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	our collaboration agreements remaining in effect, our collaborators exercising their options under these agreements, our ability to achieve milestones under these agreements and our entering into additional collaboration agreements;

•	the progress and results of our clinical trials of BIND-014;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other drug candidates, including BIND-510, and PLK1 and KSP inhibitors;

•	the costs, timing and outcome of regulatory review of our drug candidates;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our drug candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products and technologies.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, our Sales Agreement with Cowen, debt financings and license and collaboration agreements. We do not have any material committed external source of funds other than research and development funding and payments for achieved milestones under our existing collaborations. In February 2015, we completed an underwritten public offering of 3,739,130 units at the public offering price of $5.75 per unit. Each unit consisted of one share of our common stock and six-tenths (0.6) of a warrant to purchase one share of our common stock with an exercise price of $6.60 per share. The warrants contain weighted-average anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions, including but not limited to securities issued pursuant to equity compensation plans or arrangements, currently outstanding warrants, securities issued pursuant to shareholder rights plans, securities issued pursuant to certain strategic transactions or financings, and the first $30 million of securities sold under our Sales Agreement with Cowen that would otherwise cause an adjustment. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of each of our existing stockholders will be further diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors, physicians and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have comitted a violation;

•	the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have comitted a violation;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	federal law requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals, as well as the ownership and investment interests held by such physicians and their immediate family members, by the 90th day of each calendar year; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on

Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain.

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

Due to Russia’s intervention in Ukraine and annexation of Crimea, the United States and the European Union have imposed sanctions on certain individuals and entities in Russia and Ukraine, including economic sanctions restricting certain entities’ access to U.S. securities markets. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials. We have a wholly owned subsidiary, BIND (RUS) LLC, in Russia, which held $1.2 million in cash, $1.1 million of which was denominated in U.S. dollars, and $1.0 million in restricted cash in Russian banks as of June 30, 2015. Our subsidiary conducts research and development activities for our product pipeline, including clinical trials for BIND-014. Our success is dependent upon our ability to successfully complete clinical development of and obtain regulatory approval of our drug candidates. If the United States and Europe were to impose sanctions on additional Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities and our business could be affected.

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

As of June 30, 2015, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 16% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;

•	entrench our management and the board of directors; or

•	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	results of clinical trials of our drug candidates or those of our competitors;

•	developments related to our existing or any future collaborations;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our drug candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license additional drug candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions;

•	sales of our common stock by significant stockholders, in light of the relatively low trading volume of our common stock;

•	sales of some or all of the 2.2 million shares of our common stock issuable upon the exercise of warrants issued in our February 2015 underwritten public offering; and

•	the other factors described in this “Risk Factors” section.

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

BIND THERAPEUTICS, INC.

Date: August 6, 2015	by:	/s/ Andrew Hirsch
Andrew Hirsch
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015	by:	/s/ Christopher Lindblom
Christopher Lindblom
Senior Vice President, Finance and Administration
(Principal Financial Officer)

Exhibit

Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of BIND Therapeutics, Inc.	8-K	001-36072	3.1	9/25/13

3.2	Amended and Restated Bylaws of BIND Therapeutics, Inc.	8-K	001-36072	3.2	9/25/13

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.						*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.						*

32.1	Section 1350 Certification of Chief Executive Officer.						**

32.2	Section 1350 Certification of Chief Financial Officer.						**

101.INS	XBRL Instance Document.						*

101.SCH	XBRL Taxonomy Extension Schema Document.						*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.						*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.						*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.						*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.						*

*	Filed herewith.
**	Furnished herewith.