Form 10-Q
period 2015-09-30
BIND Therapeutics, Inc
filed 2015-11-02
CIK 1385228

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

On October 27, 2015, the registrant had 20,783,940 shares of common stock, $0.0001 par value per share, outstanding.

BIND THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$18,853	$19,348
Short-term investments	22,066	21,582
Amounts due under collaboration agreements	4,488	2,892
Prepaid expenses and other current assets	2,159	2,141
Total current assets	47,566	45,963
Property and equipment, net	9,588	6,567
Restricted cash and other assets	1,432	1,538
Total	$58,586	$54,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,797	$1,792
Accounts payable	1,534	1,796
Accrued expenses	5,529	5,260
Current portion of deferred revenue	3,502	5,087
Total current liabilities	14,362	13,935
Long-term liabilities:
Long-term debt, less current	10,828	1,482
Deferred revenue, less current	2,911	481
Warrant liability	5,721	—
Other long-term liabilities	782	1,006
Total long-term liabilities	20,242	2,969
Total liabilities	34,604	16,904
Stockholders’ equity:
Preferred stock, $0.0001 par value—10,000,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value—200,000,000 shares authorized, 20,783,940 shares issued and outstanding at September 30, 2015, 16,548,681 shares issued and outstanding at December 31, 2014	2	2
Additional paid in capital	193,377	177,269
Accumulated deficit	(166,219)	(137,279)
Accumulated other comprehensive loss	(3,178)	(2,828)
Total stockholders’ equity	23,982	37,164
Total	$58,586	$54,068

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$2,076	$3,365	$8,984	$7,389
Operating expenses:
Research and development	9,686	7,131	26,165	20,855
General and administrative	3,902	3,827	13,035	10,862
Total operating expenses	13,588	10,958	39,200	31,717
Loss from operations	(11,512)	(7,593)	(30,216)	(24,328)
Other income (expense)
Change in fair value of warrant liability	1,638	—	2,827	—
Interest expense	(475)	(83)	(1,337)	(643)
Other income (expense), net	194	399	(214)	928
Total other income (expense)	1,357	316	1,276	285
Net loss	$(10,155)	$(7,277)	$(28,940)	$(24,043)
Net loss per share, Basic and diluted	$(0.49)	$(0.44)	$(1.44)	$(1.46)
Weighted average common shares outstanding:
Basic and diluted	20,759,880	16,544,402	20,031,936	16,477,974

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(10,155)	$(7,277)	$(28,940)	$(24,043)
Other comprehensive loss:
Foreign currency translation adjustments	(384)	(817)	(356)	(1,034)
Unrealized gains (losses) on investments	4	3	7	(3)
Comprehensive loss	$(10,535)	$(8,091)	$(29,289)	$(25,080)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(28,940)	$(24,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,659	1,314
Stock-based compensation	2,404	2,045
Change in fair value of warrant liability	(2,827)	—
Amortization of debt discount	183	—
Expense related to issuance costs allocated to warrants measured at fair value	465	—
Other non-cash operating activities, net	248	55
Increase (decrease) in cash and cash equivalents from:
Amounts due under collaboration agreements	(1,596)	(1,172)
Prepaid expenses and other current assets	(26)	731
Accounts payable and accrued expenses	(197)	767
Deferred revenue	968	(1,665)
Net cash used in operating activities	(27,659)	(21,968)
Cash flows from investing activities:
Purchases of property and equipment	(4,831)	(2,588)
Proceeds from sales of short-term investments	14,691	11,759
Proceeds from maturities of short-term investments	31,809	18,455
Purchases of short-term investments	(47,199)	(31,889)
Other investing activities, net	(55)	(184)
Net cash used in investing activities	(5,585)	(4,447)
Cash flows from financing activities:
Proceeds from underwritten public offering, net of underwriting discounts, commissions and offering expenses of $1,691	19,807	—
Proceeds from at-the-market sales agreement	1,209	—
Payments for initial public offering	—	(265)
Proceeds from exercise of common stock options	403	234
Payments under capital lease	—	(38)
Borrowings under credit facility	14,810	—
Repayments of credit facility	(3,274)	(806)
Net cash provided by (used in) financing activities	32,955	(875)
Effect of exchange rate on cash	(206)	(562)
Decrease in cash and cash equivalents	(495)	(27,852)
Cash and cash equivalents—Beginning of year	19,348	51,612
Cash and cash equivalents—End of period	$18,853	$23,760
Noncash financing activities:
Fair value of warrants allocated to debt discount	$368	$—
Fair value of warrants allocated to warrant liability	$8,548	$—
Supplementary cash flow information—Interest paid	$985	$486

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

The unaudited Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of our management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments which are necessary to present fairly our financial position as of September 30, 2015, the results of our operations and our comprehensive loss for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2015 are not indicative of the results for the year ending December 31, 2015, or for any future period.

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

On August 27, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 is effective for us for annual periods on January 1, 2016 and for interim periods on January 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-15 on our Condensed Consolidated Financial Statements.

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

	As of September 30,
	2015	2014
Options to purchase common stock	3,095,894	2,593,012
Warrants to purchase common stock	2,399,117	74,412

3. REVENUE

Our revenue for the periods presented consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Government grants	$—	$—	$200	$418
Research and development agreements	2,076	3,365	8,784	6,971
Total	$2,076	$3,365	$8,984	$7,389

Government Grants—Government grants consist primarily of a research grant from the Ministry for Industry and Trade of the Russian Federation (“MPT Grant”) awarded in October 2012. Advance funding under the contract of 25.8 million Rubles (RUB) ($0.4 million) and 22.3 million RUB ($0.6 million) was received during the nine months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2015 and 2014, we did not recognize any revenue for this contract, and during the nine months ended September 30, 2015 and 2014, we recognized revenue for this contract of $0.2 million and $0.4 million, respectively. Cash received from the MPT Grant that exceeds revenue recognized has been recorded in deferred revenue.

Research and Development and Collaboration Agreements—Revenue recognized for research and development agreements in the three and nine months ended September 30, 2015 and 2014 relates principally to our agreements with large pharmaceutical and biotechnology companies. Under these agreements, we perform research, development and manufacturing of Accurins incorporating therapeutic payloads from such pharmaceutical and biotechnology companies’ proprietary product portfolios and provide the resulting data from such work to the pharmaceutical and biotechnology companies in exchange for reimbursement for research and development services and upfront fees and milestones for which revenue recognition was initially deferred and is being recognized over the performance period.

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

Under the agreement, we received an upfront payment of $4.0 million in 2013. We achieved a $1 million development milestone in March 2015, which was paid by AstraZeneca during the three months ended June 30, 2015.

We have the potential to receive additional milestone payments totaling up to $64 million upon achievement by AstraZeneca of specified clinical events and up to $128 million in the aggregate upon achievement by AstraZeneca of all specified regulatory and commercial events.  We will also receive tiered royalties in the low-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed product, if any. We will receive royalties on a country-by-country and licensed product-by-licensed product basis generally until the AstraZeneca patents and any regulatory exclusivity relating to such licensed product expire.  AstraZeneca may terminate the agreement effective upon six months’ prior written notice to us.

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

During the three months ended September 30, 2015 and 2014, we recognized revenue of $1.7 million and $2.8 million, respectively, and during the nine months ended September 30, 2015 and 2014, we recognized revenue of $6.7 million and $5.5 million, respectively, related to the AstraZeneca license agreement.

Pfizer Inc. —In March 2013, we entered into a research, option and license agreement with Pfizer Inc. pursuant to which we granted to Pfizer two options to obtain an exclusive worldwide license to use, develop, manufacture and commercialize Accurins incorporating two Pfizer compounds, for the treatment, prevention and/or diagnosis of any disease or medical condition in humans, except that the licensed rights exclude some vaccine products and products for the treatment of brain cancer.

Under the agreement, we received an upfront payment of $4.0 million and achieved a $1 million development milestone in December 2014. In September 2015, we received notification that Pfizer exercised its option to acquire an exclusive license for the development and commercialization of the first compound covered by the agreement.  As a result of the option exercise, BIND earned a $2.5 million option exercise fee. We expect to receive the $2.5 million from Pfizer during the three months ended December 31, 2015.  Pfizer has also notified us that that it has decided not to continue the development of the second compound covered by the agreement, and therefore will not exercise its option to acquire an exclusive license for the development and commercialization of the second compound.

We have the potential to receive additional contingent payments for the selected compound totaling up to $86 million in the aggregate and achievement by Pfizer of specified development and regulatory events plus additional contingent payments totaling up to $110 million in the aggregate upon achievement by Pfizer of specified commercial events. We will also receive royalties in the low-single digit to the high-single digit percentages of aggregate worldwide net sales, if any. We will receive royalties on a country-by-country and licensed product-by-licensed product basis generally until the expiration of the Pfizer patents covering such licensed product. Pfizer may terminate this agreement without cause for any or no reason effective upon 60 days’ prior written notice to us.

While we will continue to conduct chemistry, manufacturing and control activities, Pfizer is responsible for all further development and commercialization activities with respect to the licensed products covered by the option, and Pfizer is also solely responsible for obtaining all regulatory approvals for the applicable licensed products and conducting all communications with regulatory authorities.

Our obligations related to the research and development services are to use commercially reasonable efforts to perform the research and development including the chemistry, manufacturing and control activities as set forth in the collaboration plan. We considered our deliverables a single unit of accounting for revenue recognition purposes. The Pfizer option exercise resulted in a change in accounting estimate for our chemistry, manufacturing and control activities. The performance period is the expected period over which the services of the combined unit are performed, which we now expect will continue into 2018. We are utilizing a proportional performance model to recognize the upfront payment, the achieved development milestone, the option fee and our other research and development services (both our internal effort as well as external costs).

During the three months ended September 30, 2015 and 2014, we recognized revenue of $0.3 million and $0.3 million, respectively, and during the nine months ended September 30, 2015 and 2014, we recognized revenue of $1.7 million and $0.4 million, respectively, related to the Pfizer research, option and license agreement.

F. Hoffmann-La Roche Ltd.—In June 2014, we entered into a research agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., or Roche, to discover novel nanomedicines using Accurins for the treatment of diseases in therapeutic areas outside of oncology. The research agreement focuses on combining BIND’s Accurin technology with Roche’s proprietary therapeutic payloads and targeting ligands. Under the agreement, Roche paid us an immaterial, non-refundable upfront fee and, additionally, will compensate us for our research and development services up to a specified amount. The upfront fee, which was received by us in July 2014, will be creditable against any such fee negotiated in a future Roche agreement, if any. Therefore, we will not recognize revenue related to the upfront fee during the term of the research agreement. During the three months ended September 30, 2015 and 2014, we recognized revenue of $0.1 million and $0.3 million, respectively, and during the nine months ended September 30, 2015 and 2014, we recognized revenue of $0.4 million and $0.3 million, respectively, for reimbursable research and development activities related to the Roche research agreement.

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

The following is a summary of marketable securities (included in short-term investments in the Condensed Consolidated Balance Sheets) as of September 30, 2015 and December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
U.S. government securities(1)	$22,063	$3	$—	$22,066
Total	$22,063	$3	$—	$22,066
December 31, 2014
Certificates of deposit	$9,225	$—	$(4)	$9,221
U.S. government securities(1)	12,360	1	—	12,361
Total	$21,585	$1	$(4)	$21,582

(1)	U.S. government securities consist of U.S. treasuries, U.S. agency securities and U.S. government-sponsored enterprises

The contractual maturities of the marketable securities as of September 30, 2015 and December 31, 2014 are all due within one year. We had immaterial realized gains on our short-term investments for the three and nine months ended September 30, 2015 and 2014, respectively. There were no other-than-temporary impairments recognized for the nine months ended September 30, 2015 and 2014.

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

The following table provides the assets carried at fair value measured on a recurring basis as of September 30, 2015, and December 31, 2014 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Assets
Money market funds(1)	$13,242	$13,242	$—	$—
U.S. government securities	22,066	—	22,066	—
Total Assets	$35,308	$13,242	$22,066	$—
Liabilities
Warrant liability	$(5,721)	$—	$—	$(5,721)
Total Liabilities	$(5,721)	$—	$—	$(5,721)
December 31, 2014
Assets
Money market funds(1)	$10,268	$10,268	$—	$—
Certificates of deposit	9,221	—	9,221	—
U.S. government securities	12,361	—	12,361	—
Total Assets	$31,850	$10,268	$21,582	$—

(1)	Money market funds are included within cash and cash equivalents and restricted cash in the accompanying Condensed Consolidated Balance Sheets.

Financial instruments, including cash equivalents, restricted cash, amounts due under collaboration agreements, accounts payable, and accrued expenses are carried in the Condensed Consolidated Financial Statements at amounts that approximate fair value at September 30, 2015 and December 31, 2014. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

We believe that our debt obligations bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value. The debt fair value measurements are considered level 2 in the fair value hierarchy.

Included in cash and cash equivalents as of September 30, 2015 and December 31, 2014, are money market fund investments of $12.7 million and $9.7 million, U.S. government securities of $4.0 million and $3.3 million, and certificates of deposit of zero and $1.7 million, respectively.

In February 2015, we completed an underwritten public offering of 3,739,130 units at the public offering price of $5.75 per unit. Each unit consisted of one share of our common stock and six-tenths (0.6) of a warrant to purchase one share of our common stock with an exercise price of $6.60 per share. (see Note 9, “Stockholders’ Equity”). These warrants are subject to revaluation at each balance sheet date, and any changes in fair value are recorded as a component of change in fair value of warrant liability, until the earlier of their exercise or expiration or upon the completion of a liquidation event. The following table sets forth a summary of changes in the fair value of our common stock warrant liability, which represented a recurring measurement classified within Level 3 of the fair value hierarchy, wherein fair value was estimated using significant unobservable inputs (in thousands):

Nine Months Ended
September 30, 2015
Beginning balance, January 1	$—
Issuance of warrants in connection with underwritten public offering	8,548
Change in fair value of warrant liability	(2,827)
Ending balance, September 30	$5,721

There have been no changes to the valuation methods during the nine months ended September 30, 2015. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the nine months ended September 30, 2015.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	As of
	September 30, 2015	December 31, 2014
Equipment	$11,102	$9,081
Leasehold improvements	4,727	3,301
Furniture and fixtures	109	142
Total property and equipment	15,938	12,524
Less accumulated depreciation and amortization	(6,350)	(5,957)
Property and equipment, net	$9,588	$6,567

Depreciation and amortization expense was $0.6 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively. Depreciation and amortization expense was $1.7 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively.

During the three months ended September 30, 2015, our capital expenditures of $2.9 million were primarily related to investments in lab equipment and dedicated compounding space at a contract manufacturer, where we will soon be able to manufacture both BIND-014 and Accurin AZD-2811 at the double digit kilogram scale.

7. ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	As of
	September 30, 2015	December 31, 2014
Accrued compensation and benefits	$1,663	$1,687
Deferred rent, current portion	662	606
Accrued clinical trial costs	385	700
Other accrued expenses	2,819	2,267
Total accrued expenses	$5,529	$5,260

Other long-term liabilities as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	As of
	September 30, 2015	December 31, 2014
Deferred rent, less current portion	$418	$925
Other long-term liabilities	364	81
Total other long-term liabilities	$782	$1,006

8. LONG-TERM DEBT

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

The principal balance of the New Term Loan bears interest at a floating per annum rate equal to 8.35% plus the prime rate less 3.25% (with a minimum rate of 8.35%). The New Term Loan matures on July 2, 2018 (the “Maturity Date”) and we have been required to make interest-only payments on the New Term Loan since February 2, 2015. This obligation for interest-only payments will continue through December 31, 2015. Beginning on January 1, 2016, we will repay the New Term Loan in equal monthly installments of principal and interest, with the entire remaining principal balance and all accrued and unpaid interest due on the Maturity Date.

Future principal payments under our New Term Loan as of September 30, 2015, are as follows (in thousands):

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

We recorded interest expense related to the new Term Loan in the amount of $0.5 million and $1.3 million, respectively, for the three and nine months ended September 30, 2015.

9. STOCKHOLDERS’ EQUITY

At-the-Market Facility—In October 2014, we entered into an at-the-market sales agreement (“Sales Agreement”) with Cowen & Company, LLC (“Cowen”) pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $40 million through Cowen, acting as our sales agent. Upon delivery of a placement notice by us and subject to the terms and conditions of the Sales Agreement, Cowen will use its commercially reasonable efforts to sell shares of our common stock, based upon our instructions. We have provided Cowen with customary indemnification rights, and Cowen will be entitled to a commission of up to 3.0% of the gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock, under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cowen to sell shares in negotiated transactions. As of September 30, 2015, we have sold 204,696 shares of common stock under the Sales Agreement at an average price of $6.09 for net proceeds of approximately $1.2 million. We did not sell any shares of common stock under the Sales Agreement in the three months ended September 30, 2015.  We plan to use proceeds from the Sales Agreement for general corporate purposes. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any additional shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice and subject to other conditions under the Sales Agreement or may at any time upon notice terminate the Sales Agreement.

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

The assumptions used in calculating the fair value of the warrants represent management’s best estimates. The warrants were valued at September 30, 2015 and on the issuance date using a Monte Carlo valuation model (see Note 5, “Fair Value Measurements”) using estimates of future funding and associated probabilities and the following parameters:

	As of
	September 30, 2015	Upon Issuance
Expected volatility	89%	88%
Risk-free interest rate	1.22%	1.48%
Expected dividend yield	—%	—%
Expected term (years)	4.35	5.00

Stock-Based Compensation—We have recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development	$253	$209	$750	$983
General and administrative	385	378	1,654	1,062
Total	$638	$587	$2,404	$2,045

Stock Options

As of September 30, 2015, there were 731,684 shares of common stock available for future grant under the 2013 Incentive Award Plan (the “2013 Plan”).

During the nine months ended September 30, 2015, we granted 753,630 options primarily to employees. The weighted average exercise price and the weighted-average grant-date fair value of options granted for the nine months ended September 30, 2015 were $5.88 per share and $3.70 per share, respectively. The fair value of the grants is being expensed over the vesting period of the options (primarily four years) on a straight-line basis as the services are being provided.

As of September 30, 2015, there was $5.2 million (includes compensation for options containing performance conditions) of unrecognized compensation cost related to the stock options granted under the 2006 Stock Incentive Plan and the 2013 Plan. The compensation is expected to be recognized over the remaining requisite service period for options with a service condition, and upon the probability of achievement of performance conditions, as defined in the option agreement, for options with performance conditions. The weighted average remaining requisite service period was 2.6 years at September 30, 2015.

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

10. INCOME TAXES

We did not record a federal or state income tax benefit for our losses for the three and nine months ended September 30, 2015 and 2014 due to our conclusion that a full valuation allowance is required against our deferred tax assets.

Our net operating loss carryforwards and tax credits are immaterially limited as a result of certain ownership changes (November 30, 2006 and November 13, 2007) as defined under Sections 382 and 383 of the Internal Revenue Code. Subsequent ownership changes may increase the limitation in future years.

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

Overview

We are a clinical-stage nanomedicine company developing a new class of targeted therapeutics, Accurins, designed to result in superior patient outcomes by increasing the concentration and duration of exposure of therapeutic payloads at disease sites while reducing toxicity to healthy tissue. We are leveraging our Medicinal Nanoengineering platform to develop a pipeline of Accurins in oncology and have a number of strategic collaborations with biopharmaceutical companies to develop Accurins based on their proprietary payloads and/or targeting ligands. We are also leveraging strategic collaborations to potentially expand Accurin development beyond oncology. Our wholly owned, lead drug candidate, BIND-014, is a prostate-specific membrane antigen (PSMA) -targeted Accurin that contains docetaxel, a clinically-validated and widely-used cancer chemotherapy drug, as the therapeutic payload. PSMA is a clinically-validated tumor marker expressed on prostate cancer cells and the blood vessels of many types of non-prostate solid tumors, including non-small cell lung cancer, or NSCLC. We are enrolling patients in both the KRAS and squamous cohorts in the iNSITE 1 (BIND-014 Nanoparticle Study In Patients with Advanced KRAS Mutant or Squamous NSCLC to Determine Tolerability and Efficacy) trial, a two-tier phase 2 trial with BIND-014 in NSCLC patients with KRAS mutation or squamous histology. We are also enrolling our iNSITE 2 (BIND-014 Nanoparticle Study In Patients with Urothelial Carcinoma, Cholangiocarcinoma, Cervical Cancer, and Squamous Cell Carcinoma of the Head and Neck to Determine Tolerability and Efficacy) trial, a phase 2 multi-tumor trial with BIND-014 in patients with cholangiocarcinoma, advanced cervical cancer, advanced bladder cancer, and advanced head and neck cancers.

We are also advancing BIND-510, a PSMA-targeted Accurin drug candidate containing the potent microtubule inhibitor vincristine, through pre-clinical studies to position it for an investigational new drug, or IND, filing with the U.S. Food and Drug Administration. We are also developing Accurins designed to inhibit polo-like kinase 1 (PLK1) and kinesin spindle protein (KSP), under our research and development agreement with Merck & Co., or Merck (known as Merck Sharp & Dohme outside the United States and Canada). In addition to our collaboration with Merck, we have ongoing collaborations with Pfizer Inc., AstraZeneca AB, F. Hoffmann-La Roche Ltd., and Macrophage Therapuetics (a subsidiary of Navidea Biopharmaceuticals) to develop Accurins based on their proprietary therapeutic payloads and/or targeting ligands.

We were incorporated in May 2006 and commenced active operations in early 2007. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking preclinical studies and, beginning in 2011, conducting clinical trials. To date, we have financed our operations primarily through our initial public offering, an underwritten public offering of common stock and warrants, our at-the-market sales agreement (the “Sales Agreement”) with Cowen & Company, LLC (“Cowen”), private placements of our preferred stock and convertible debt securities, borrowings under our credit facility with Hercules Technology III, L.P., or Hercules, collaborations and government grants. We have no products approved for sale, and all of our revenue to date has been collaboration revenue or government grant revenue. As of September 30, 2015, our cash and cash equivalents and marketable securities totaled $40.9 million, of which $0.7 million was held by our Russian subsidiary for use in its operations.

Since inception, we have incurred significant operating losses. Our net loss was $28.9 million and $24.0 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had an accumulated deficit of $166.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Merck

In November 2014, we entered into a joint research and development agreement with Merck to discover and develop novel nanomedicines for oncology. This collaboration will leverage our proprietary nanomedicine technology to create targeted Accurins based on novel, potent payloads from Merck’s preclinical oncology portfolio. The first two Merck compounds include a KSP inhibitor and a PLK1 inhibitor. Both KSP and PLK1 are regulators of cellular mitosis and are considered essential to the proliferation of cancer cells. These pathways have proven difficult to target effectively using conventional agents due to therapeutic index limitations. Under the terms of the agreement, we agreed to apply our Medicinal Nanoengineering platform to develop targeted Accurins based initially on Merck-supplied investigational KSP and PLK1 inhibitors. The agreement also allows the incorporation of additional Merck compounds in the future. We agreed to fund and conduct research and development activities to advance Accurin product candidates based on these agents through first-in-human clinical studies, after which Merck and we will alternate in choosing whether or not to further develop and commercialize the Accurin products. If we opt in, we will pay Merck a royalty on future product sales, if any. If Merck opts in, it agreed to pay us a fee based on a multiple of our research and development expenses, plus a royalty on future product sales, if any.

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

Under the agreement, we received an upfront payment of $4.0 million in 2013. We achieved a $1 million development milestone during the three months ended March 31, 2015, which was paid by AstraZeneca during the three months ended June 30, 2015. We have the potential to receive additional milestone payments totaling up to $64 million upon achievement by AstraZeneca of specified clinical events and up to $128 million in the aggregate upon achievement by AstraZeneca of all specified regulatory and commercial events.   We will also receive tiered royalties in the low-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed product, if any.

AstraZeneca filed an IND application in May 2015, and the U.S. Food and Drug Administration (FDA) authorized the use of AstraZeneca’s Accurin AZD2811 in clinical trials in June 2015. AstraZeneca anticipates enrolling patients in a Phase 1 clinical trial with AZD2811 in the fourth quarter of 2015. We expect to earn a $4.0 million milestone payment from AstraZeneca upon first dosing a patient in a Phase 1 clinical trial with AZD2811.

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

Under the agreement, we received an upfront payment of $4.0 million and achieved a $1 million development milestone in December 2014. In September 2015, we received notification that Pfizer exercised its option to acquire an exclusive license for the development and commercialization of the first compound covered by the agreement.  As a result of the option exercise, BIND earned a $2.5 million option exercise fee. We expect to receive the $2.5 million from Pfizer during the three months ended December 31,

2015.  Pfizer has also notified us that that it has decided not to exercise its option to acquire an exclusive license for the development and commercialization of the second compound.

We have the potential to receive additional contingent payments for the selected compound totaling up to $86 million in the aggregate and achievement by Pfizer of specified development and regulatory events plus additional contingent payments totaling up to $110 million in the aggregate upon achievement by Pfizer of specified commercial events. We will also receive royalties in the low-single digit to the high-single digit percentages of aggregate worldwide net sales, if any. We will receive royalties on a country-by-country and licensed product-by-licensed product basis generally until the expiration of the Pfizer patents covering such licensed product. Pfizer may terminate this agreement without cause for any or no reason effective upon 60 days’ prior written notice to us.

  While we will continue to conduct chemistry, manufacturing and control activities, Pfizer is responsible for all further development and commercialization activities with respect to the licensed products covered by the option, and Pfizer is also solely responsible for obtaining all regulatory approvals for the applicable licensed products and conducting all communications with regulatory authorities.

Our obligations related to the research and development services are to use commercially reasonable efforts to perform the research and development including the chemistry, manufacturing and control activities as set forth in the collaboration plan. We considered our deliverables a single unit of accounting for revenue recognition purposes. The Pfizer option exercise resulted in a change in accounting estimate for our chemistry, manufacturing and control activities. The performance period is the expected period over which the services of the combined unit are performed, which we now expect will continue into 2018. We are utilizing a proportional performance model to recognize the upfront payment, the achieved development milestone, the option fee and our other research and development services (both our internal effort as well as external costs).

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

Our research and development expenses are made up of external costs and internal costs, which are primarily compensation expenses for our full-time research and development employees and related expenses. Beginning in January 2013, we implemented a project-based time reporting system so that we can allocate internal costs on a project-by-project basis. We have incurred a total of $129.2 million in research and development expenses from inception through September 30, 2015.

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

Apart from our accounting policy on “Change in fair value of warrant liability” below, the critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this Quarterly Report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2015. Apart from our accounting policy on “Change in fair value of warrant liability” below, there have been no material changes to our critical accounting policies through September 30, 2015 from those discussed in our Annual Report on Form 10-K filed on March 11, 2015.

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

Results of Operations for the three and nine months ended September 30, 2015 and 2014

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2015 and 2014, in thousands, together with the change in each item as a percentage.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	% change	2014	2015	% change	2014
Revenue	$2,076	(38%)	$3,365	$8,984	22%	$7,389
Operating expenses:
Research and development	9,686	36%	7,131	26,165	25%	20,855
General and administrative	3,902	2%	3,827	13,035	20%	10,862
Total operating expenses	13,588	24%	10,958	39,200	24%	31,717
Loss from operations	(11,512)	52%	(7,593)	(30,216)	24%	(24,328)
Other income (expense)
Change in fair value of warrant liability	1,638	—	—	2,827	—	—
Interest expense	(475)	472%	(83)	(1,337)	108%	(643)
Other income (expense), net	194	(51%)	399	(214)	(123%)	928
Total other income (expense)	1,357	329%	316	1,276	348%	285
Net loss	$(10,155)	40%	$(7,277)	$(28,940)	20%	$(24,043)

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	% change	2014	2015	% change	2014
Revenue	$2,076	(38%)	$3,365	$8,984	22%	$7,389

Total revenue for the three months ended September 30, 2015 decreased 38% compared to the three months ended September 30, 2014. The $1.3 million decrease was primarily due to $1.1 million in lower revenue related to the AstraZeneca collaboration, including up-front license fee revenue recognized under the proportional performance method.

During the nine months ended September 30, 2015, total revenue increased by $1.6 million, or 22%, compared to the same period in 2014. The increase was attributable primarily to $1.2 million in higher revenue under our collaboration agreement with AstraZeneca due to our greater manufacturing activities in support of the IND filing and the first-in-human trials for the nine months ended September 30, 2015.

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	% change	2014	2015	% change	2014
Research and development	$9,686	36%	$7,131	$26,165	25%	$20,855

For the three months ended September 30, 2015, our research and development expenses increased by 36%, or $2.6 million compared to the same period in 2014. The increase in our research and development expense was primarily driven by an increase in manufacturing expense and related activities of $0.7 million as we scaled up our clinical material manufacturing capability under our AstraZeneca collaboration.  In addition, we incurred increased employee compensation expense of $0.4 million as we increased our headcount to support the development of BIND’s internal pipeline and collaborations, higher license fees of $0.4 million and greater clinical trial expense of $0.3 million for BIND-014.

For the nine months ended September 30, 2015, our research and development expenses increased by 25%, or $5.3 million compared to the same period in 2014. The increase in our research and development expense was primarily driven by headcount growth to support the development of BIND’s internal pipeline and collaborations which led to an increase in employee compensation of $2.0 million, as well as an increase in manufacturing expense of $1.5 million as we scaled up our clinical material manufacturing capability under our AstraZeneca collaboration and higher license fees of $0.4 million.

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

	Three Months Ended September 30,		January 1, 2013 to	Nine Months Ended September 30,
(in thousands)	2015	2014	September 30, 2015	2015	2014
Research and development expenses:
BIND-014	$4,432	$3,827	$39,549	$11,299	$11,007
Collaborations	2,626	2,130	18,399	7,202	4,329
Discovery and preclinical stage product programs, collectively	2,628	1,174	21,461	7,664	5,519
Total research and development expenses	$9,686	$7,131	$79,409	$26,165	$20,855

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	% change	2014	2015	% change	2014
General and administrative	$3,902	2%	$3,827	$13,035	20%	$10,862

For the three months ended September 30, 2015, our general and administrative expenses increased by 2%, or $0.1 million compared to the same period in 2014.

For the nine months ended September 30, 2015, our general and administrative expenses increased by 20%, or $2.2 million compared to the same period in 2014. The increase in our general and administrative expenses was primarily driven by $1.7 million in higher compensation and benefits and stock-based compensation expense for our general and administrative personnel, which included a $0.7 million non-recurring charge for salaries, benefits and a stock option modification related to the March 2015 resignation and associated separation agreement with our former president and chief executive officer.

Change in fair value of warrant liability

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	% change	2014	2015	% change	2014
Change in fair value of warrant liability	$1,638	—	$—	$2,827	—	$—

The warrants issued in our February 2015 underwritten public offering contain weighted-average anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions, including but not limited to securities issued pursuant to equity compensation plans or arrangements, currently outstanding warrants, securities issued pursuant to shareholder rights plans, securities issued pursuant to certain strategic transactions or financings, and the first $30 million of securities sold under our at-the-market facility with Cowen that would otherwise cause an adjustment. The warrants were recorded at fair value on our Condensed Consolidated Balance Sheets as a liability upon issuance. We recorded a $1.6 million and $2.8 million change in fair value of warrant liability for the three and nine months ended September 30, 2015, respectively.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	% change	2014	2015	% change	2014
Interest expense	$(475)	472%	$(83)	$(1,337)	108%	$(643)

In January 2015, we entered into an amendment to the amended and restated credit facility with Hercules Technology III, L.P. (“Hercules”) as lender. The January 2015 amendment provided us with a term loan in an amount equal to $15.0 million, a portion of which was used to repay our then-existing term loan with Hercules in the aggregate amount of $3.1 million, and the remainder of which will be used for general corporate purposes. For the three and nine months ended September 30, 2015, our interest expense increased primarily due to the larger principal balance on our credit facility.

Other Income (Expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	% change	2014	2015	% change	2014
Other income (expense), net	$194	(51%)	$399	$(214)	(123%)	$928

Our Russian subsidiary’s functional currency is the ruble, and the majority of its cash is held in U.S. dollars. Therefore, the U.S. dollar denominated cash held in Russia is subject to transaction gains and losses. We recorded $0.2 million and $0.4 million of transaction gains for the three months ended September 30, 2015 and 2014, respectively. We recorded issuance costs allocated to warrants issued in our February 2015 underwritten public offering of $0.5 million in other expense in the nine months ended September 30, 2015. We recorded $0.1 million and $0.5 million in transaction gains for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Liquidity and Capital Resources

Since our inception and through September 30, 2015, we have financed our operations primarily through our initial public offering, an underwritten public offering of common stock and warrants, our at-the-market sales agreement with Cowen, private placements of our preferred stock and convertible debt securities, borrowings under our credit facility with Hercules, collaborations and government grants. As of September 30, 2015, our cash, cash equivalents and short-term investments totaled $40.9 million. Approximately $0.7 million of our cash and cash equivalents was held by our Russian subsidiary. As of September 30, 2015, we also had $0.9 million in restricted cash held in our Russian subsidiary.

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

At-the-Market Facility

In October 2014, we entered into an at-the-market sales agreement (“Sales Agreement”) with Cowen & Company, LLC (“Cowen”) pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $40 million through Cowen, acting as our sales agent. Upon delivery of a placement notice by us and subject to the terms and conditions of the Sales Agreement, Cowen will use its commercially reasonable efforts to sell shares of our common stock, based upon our instructions. We have provided Cowen with customary indemnification rights, and Cowen will be entitled to a commission of up to 3.0% of the gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock, under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cowen to sell shares in negotiated transactions. As of September 30, 2015, we have sold 204,696 shares of common stock under the Sales Agreement at an average price of $6.09 for net proceeds of approximately $1.2 million. We did not sell any shares of common stock under the Sales Agreement in the three months ended September 30, 2015.  We plan to use proceeds from the Sales Agreement for general corporate purposes. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any additional shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice and subject to other conditions under the Sales Agreement or may at any time upon notice terminate the Sales Agreement.

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

The principal balance of the New Term Loan bears interest at a floating per annum rate equal to 8.35% plus the prime rate less 3.25% (with a minimum rate of 8.35%). The New Term Loan matures on July 2, 2018 (the “Maturity Date”) and we have been required to make interest-only payments on the New Term Loan since February 2, 2015. This obligation for interest-only payments will continue through December 31, 2015. Beginning on January 1, 2016, we will repay the New Term Loan in equal monthly installments of principal and interest, with the entire remaining principal balance and all accrued and unpaid interest due on the Maturity Date. The loan can be prepaid at any time with certain additional amounts due based on the date of the prepayment. The loan is secured by our tangible assets as of the date of the loan and additions acquired thereafter. The credit facility permits Hercules to declare a default upon the occurrence of a material adverse event as defined. Under such default, all amounts outstanding under the credit facility would be payable immediately. The credit facility contains certain restrictions on additional indebtedness, stock repurchases, dividend payments and future loans. The total amount outstanding under the credit facility as of September 30, 2015 and December 31, 2014 was $15.0 million and $3.3 million, respectively.

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

Including the $2.5 million Pfizer option exercise fee and anticipated R&D reimbursement for the next stage of the Pfizer collaboration, we expect that our cash, cash equivalents and short-term investments will fund operating expense and capital expenditure requirements into the fourth quarter of 2016. This expectation is based on our current operating plans and research and development funding that we expect to receive under its existing collaborations, but excludes any potential milestone payments under our collaboration agreements.  Under our existing collaboration agreements we have the potential to earn a $4.0 million clinical milestone for dosing of the first patient in the AstraZeneca Accurin AZD2811 Phase 1 trial during the three months ended December 31, 2015. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing drug candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our drug candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug candidates or whether, or when, we may achieve profitability. Our future capital requirements will depend on many factors, including:

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

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(27,659)	$(21,968)
Net cash used in investing activities	(5,585)	(4,447)
Capital expenditures (included in investing activities above)	(4,831)	(2,588)
Net cash provided by (used in) financing activities	32,955	(875)

Operating Cash Flows

Net cash used in operating activities was $27.7 million during the nine months ended September 30, 2015, compared to $22.0 million in 2014. The $5.7 million increase in cash used in operating activities in the nine months ended September 30, 2015 was primarily driven by a higher net loss and fluctuations in working capital compared to the same period in the prior year.

Investing Cash Flows

Net cash used in investing activities was $5.6 million for the nine months ended September 30, 2015, compared to net cash used in investing activities of $4.4 million in 2014.  During the nine months ended September 30, 2015, our capital expenditures of $4.8 million were primarily related to investments in lab equipment and dedicated compounding space at a contract manufacturer, where we will soon be able to manufacture both BIND-014 and Accurin AZD-2811 at double digit kilogram scale.

Financing Cash Flows

Net cash provided by financing activities of $33.0 million during the nine months ended September 30, 2015 was primarily due to the proceeds, net of expenses, from our February 2015 underwritten public offering of $20 million and the net increase in debt of $11.5 million associated with the amended and restated credit facility.

Net cash used in financing activities of $0.9 million during the nine months ended September 30, 2014 was primarily due to principal payments of our credit facility and payments of expenses related to our initial public offering.

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

Contractual Obligations

Other than the amended and restated credit facility with Hercules as noted below, there have been no material changes to our contractual obligations during the nine months ended September 30, 2015. Please refer to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

In January 2015, we entered into an amendment to the amended and restated credit facility (“New Term Loan”) with Hercules as lender.  The January 2015 amendment provides us with a term loan in an amount equal to $15.0 million, a portion of which was used to repay our then-existing term loan with Hercules in the aggregate amount of $3.1 million, and the remainder of which will be used for general corporate purposes.  The New Term Loan matures on July 2, 2018, and we are required to make interest-only payments from February 2, 2015 through December 31, 2015.  Beginning on January 1, 2016, we will repay the New Term Loan in equal monthly installments of principal and interest, with the entire remaining principal balance and all accrued and unpaid interest due on July 2, 2018.  The future principal payments under our New Term Loan are approximately $5.4 million, $5.9 million and $3.7 million for the years ended December 31, 2016, 2017, and 2018, respectively.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2015, we had cash equivalents and short-term investments of $40.9 million, consisting of $4.0 million of U.S. government securities and $12.7 million of interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments. As of September 30, 2015, we were also subject to interest rate risk from the loans under the credit facility that bear interest at an annual rate equal to 8.35% plus the prime rate less 3.25% (minimum rate of 8.35%). A 100 basis point increase in interest rates at September 30, 2015, would not have a material effect on our annual interest expense.

In addition, we are subject to currency risk for balances held in rubles in our foreign subsidiary. We work to maintain all balances in U.S. dollars until payment in rubles is required to minimize this currency risk. Fluctuations in the exchange rate over the past 18 months have been approximately 75%. As of September 30, 2015, we maintained $0.7 million in cash, $0.6 million of which was denominated in U.S. dollars, and $0.9 million in restricted cash in Russian banks. Transactions with these providers are predominantly settled in rubles and, therefore, we believe we have only minimal exposure to foreign currency exchange risk over time. We do not hedge against foreign currency risks.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $28.9 million for the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $166.2 million. Through September 30, 2015, we have financed our operations primarily through our initial public offering, an underwritten public offering of common stock and warrants, our at-the-market sales agreement with Cowen, private placements of our preferred stock and convertible debt securities, borrowings under our credit facility with Hercules Technology III, L.P., or Hercules, collaborations and government grants. All of our revenue to date has been collaboration revenue and government grants. We have devoted substantially all of our financial resources and efforts to developing our medicinal nanoengineering platform, identifying potential drug candidates, and conducting preclinical studies and clinical trials. We are conducting Phase 2 clinical trials of BIND-014, our preclinical pipeline and collaborations are in various stages of development, and we have not completed development of any Accurins or other drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

•	continue early formulation work to engineer new Accurin product concepts containing anti-infectives and oligonucleotides;
•	conduct our proof-of-concept work with Macrophage Therapeutics;
•	scale up external manufacturing capabilities for clinical trial material needs for our collaborators;
•	seek to enhance our Medicinal Nanoengineering® platform and discover and develop additional drug candidates;
•	seek regulatory approvals for any drug candidates that successfully complete clinical trials;
•	potentially establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio; and
•

add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates, discovering additional drug candidates, obtaining regulatory approval for these drug candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval, and establishing and managing our collaborations at various stages of each candidate’s development. We are only in the early stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

Including the $2.5 million Pfizer option exercise fee and anticipated R&D reimbursement for the next stage of the Pfizer collaboration, we expect that our cash, cash equivalents and short-term investments will fund operating expense and capital expenditure requirements into the fourth quarter of 2016. This expectation is based on our current operating plans and research and development funding that we expect to receive under its existing collaborations, but excludes any potential milestone payments under our collaboration agreements. Under our existing collaboration agreements we have the potential to earn a $4.0 million clinical milestone for dosing of the first patient in the AstraZeneca Accurin AZD2811 Phase 1 trial during the three months ended December 31, 2015. In October 2014, we entered into an at-the-market sales agreement (“Sales Agreement”) with Cowen & Company, LLC (“Cowen”) pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $40 million through Cowen, acting as our sales agent. As of September 30, 2015, we have sold 204,696 shares of common stock under the Sales Agreement at an average price of $6.09 for net proceeds of approximately $1.2 million. We do not know whether and to what extent we will seek to sell shares pursuant to the Sales Agreement and, when and if we decide to sell shares, we do not know if we will be able to do so and on what terms. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the progress and results of our clinical trials of BIND-014;
•	our collaboration agreements remaining in effect, our ability to achieve milestones under these agreements and our entering into additional collaboration agreements;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other drug candidates, including BIND-510, and PLK1 and KSP inhibitors;
•	the progress and results of early formulation work to engineer new Accurin product concepts containing anti-infectives and oligonucleotides;
•	the progress and results of our proof-of-concept work with Macrophage Therapeutics;
•	the costs, timing and outcome of regulatory review of our drug candidates;
•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of our drug candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•	the extent to which we acquire or in-license other products and technologies.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could result in an increased future tax liability to us.

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

We are early in our development efforts and we currently have only one drug candidate in clinical development. All of our other drug candidates are still in preclinical development. If we or our collaborators are unable to successfully develop and commercialize drug candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and we currently have only one drug candidate, BIND-014, in clinical development. All of our other drug candidates are still in preclinical development. We have invested substantially all of our efforts and financial resources in developing our medicinal nanoengineering platform, identifying potential drug candidates, and conducting preclinical studies and clinical trials. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates. The success of our drug candidates will depend on several factors, including the following:

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

We are currently in Phase 2 clinical development for BIND-014.    However, we cannot provide any assurance that we will successfully complete Phase 2  clinical development and be able to initiate pivotal clinical trials for BIND-014.   The results of our Phase 2 clinical trials of BIND-014 could yield negative or ambiguous results. Since BIND-014 is our most advanced drug candidate, such results could adversely affect future development plans, collaborations and our stock price.

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

If our collaborations do not result in the successful development and commercialization of products or if one or more of our collaborators terminates its agreement with us, we may not receive any future research and development funding or milestone or royalty payments under the collaboration. For example, in June 2014, Amgen and we notified each other that both parties would not exercise the respective options to develop an Accurin incorporating the Amgen therapeutic payload.  In addition, in September 2015, Pfizer notified us that, while it would exercise its option to develop one of the compounds covered by our collaboration agreement, it would not exercise its option to develop the second compound covered by our collaboration agreement. If we do not receive the funding we expect under these agreements, our continued development of our medicinal nanoengineering platform and drug candidates could be delayed and we may need additional resources to develop additional drug candidates. All of the risks relating to product development, regulatory approval and commercialization described in this report also apply to the activities of our collaborators and there can be no assurance that our collaborations will produce positive results or successful products on a timely basis or at all.

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

We may be unable to establish or maintain any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our future arrangements with third-party payors, physicians and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation;

•

the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation;

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

In addition to our U.S. operations, we have operations in Russia through our wholly-owned subsidiary, BIND (RUS) LLC, and may have other such international operations in the future. We face risks associated with our operations in Russia, including possible unfavorable regulatory, pricing and reimbursement, legal, political, tax and labor conditions, which could harm our business. We are also conducting and in the future plan to continue to conduct clinical trials of drug candidates in Russia. We are subject to numerous risks associated with international business activities in Russia and elsewhere, including:

•	compliance with differing or unexpected regulatory requirements for our products;
•	compliance with Russian laws with respect to our BIND (RUS) LLC subsidiary including a research grant from the Ministry for Industry and Trade of the Russian Federation;
•	difficulties in staffing and managing foreign operations;
•	foreign government taxes, regulations and permit requirements;
•	U.S. and foreign government tariffs, trade restrictions, price and exchange controls and other regulatory requirements;
•	economic weakness, including inflation, natural disasters, war, events of terrorism or political instability in particular foreign countries;
•	fluctuations in currency exchange rates, which could result in increased operating expenses and reduced revenues;
•	compliance with tax, employment, immigration and labor laws, regulations and restrictions for employees living or traveling abroad;
•	changes in diplomatic and trade relationships; and
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

Due to Russia’s intervention in Ukraine and annexation of Crimea, the United States and the European Union have imposed sanctions on certain individuals and entities in Russia and Ukraine, including economic sanctions restricting certain entities’ access to U.S. securities markets. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials. We have a wholly owned subsidiary, BIND (RUS) LLC, in Russia, which held $0.7 million in cash and cash equivalents, including $0.6 million denominated in U.S. dollars, and $0.9 million in restricted cash in Russian banks as of September 30, 2015. Our subsidiary conducts research and development activities for our product pipeline, including clinical trials for BIND-014. Our success is dependent upon our ability to successfully complete clinical development of and obtain regulatory approval of our drug candidates. If the United States and Europe were to impose sanctions on additional Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our research and development activities and our business could be affected.

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

Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. PTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. A European opposition has been filed with respect to a BIND owned European patent directed to a manufacturing process.   An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates.

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

As of September 30, 2015, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 16% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2013, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-190566), as amended, filed in connection with our IPO. Pursuant to the Registration Statement, we issued and sold an aggregate of 5,070,499 shares of our common stock at a price to the public of $15.00 per share. As of September 30, 2015, we have used all of the net proceeds from our IPO. Except as described above, there has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated September 19, 2013, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement on Form S-1.

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

BIND THERAPEUTICS, INC.

Date: November 2, 2015	by:	/s/ Andrew Hirsch
Andrew Hirsch
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2015	by:	/s/ Christopher Lindblom
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