Form 10-K
period 2015-12-31
BIND Therapeutics, Inc
filed 2016-03-15
CIK 1385228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on The NASDAQ Global Select Market on June 30, 2015, was $97,909,968

As of March 11, 2016, there were 20,882,339 of the Registrant’s common shares, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference in answer to Part III of this Annual Report on Form 10-K.

BIND Therapeutics, Inc.

FORM 10-K

YEAR ENDED DECEMBER 31, 2015

As used in this report, the terms “we,” “us,” “our,” “BIND”, and the “Company” mean BIND Therapeutics, Inc. and its subsidiaries, unless the context indicates another meaning.

Unless otherwise noted, all dollar amounts in this report are expressed in United States dollars.

PART I

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the SEC. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. The forward-looking statements contained in this Annual Report include, but are not limited to, statements related to: anticipated financial performance; expected liquidity and capitalization; ability to repay our indebtedness; ability to continue as a going concern; management’s plans and objectives for future operations, expenditures and product development, including with respect to BIND-014, and investments in research and development; business prospects; expected timing of initiation of clinical trials and release of results from ongoing clinical trials; potential of future product releases; our ability to protect our intellectual property from third-party claims; industry trends; market conditions; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings; and our intentions regarding the use of cash. All forward-looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward looking statements.

Item 1.	Business

Overview

We are a biotechnology company developing novel targeted therapeutics, primarily for the treatment of cancer. Our product candidates are based on proprietary polymeric nanoparticles called ACCURINS®, which are engineered to target specific cells and tissues in the body at sites of disease. ACCURINS® have the potential to achieve therapeutic outcomes not currently possible with conventional treatment modalities. We are developing ACCURINS® with three different therapeutic objectives, both through internal research programs and with collaborators:

•	Innovative medicines: Designing new therapeutic approaches by combining novel targeting methods and new classes of therapeutic payloads.
•	Enabling potent pathway inhibitors: Enabling greater inhibition of important cellular pathways where that level of inhibition has been unachievable due to off target toxicity.
•	Differentiated efficacy with approved drugs: Improving upon safety and efficacy with previously approved chemotherapeutic agents.

ACCURINS®

ACCURINS® are polymeric nanoparticles that incorporate therapeutic payloads with diverse physical and chemical properties, provide prolonged circulation within the bloodstream, enable targeting of the diseased tissue or cells, and provide for the controlled and timely release of the therapeutic payload. We believe ACCURINS® represent the next stage in the evolution of targeted therapies and nanomedicine.

Prolonged circulation. We design ACCURINS® with a stealth and protective layer that enables them to circulate within the bloodstream for a prolonged period of time, and accumulate at sites of disease before being cleared from the circulatory system.

Targeting. We design ACCURINS® with specific pharmaceutical properties intended to target tumors at three levels: tissue, cellular and molecular. Tissue targeting is achieved by engineering the physical and chemical properties—size, shape and surface properties—of the ACCURIN to allow it to escape through gaps in the blood vessels surrounding tumors and other disease sites. Cellular targeting is achieved using proprietary targeting ligands on the surface of the ACCURIN that binds to specific cell surfaces or tissue markers. The specific characteristics of the therapeutic payload may enable molecular targeting within the diseased cells.

Controlled and timely release. Upon administration, the therapeutic payload begins to diffuse through the polymer matrix. Subsequently, the polymer breaks down to lactic acid, a compound naturally found in the body. If the therapeutic payload releases before the ACCURINS® accumulate at the disease site, the ACCURINS® will be unable to effectively increase drug concentration in the diseased tissue and the anticipated therapeutic impact will be minimized or lost. Similarly, if the therapeutic payload is not released, or releases too slowly, the anticipated therapeutic impact will be lost or minimized and new toxicities may be created. We design ACCURINS® with specific polymers that provide for the controlled and timely release of the therapeutic payload in order to maximize the therapeutic effect.

By combining prolonged circulation, targeting and controlled and timely release of the therapeutic payload, ACCURINS® have the potential to significantly increase the net clinical benefit associated with the therapeutic payload and result in efficacy and safety currently not achievable with conventional treatment standards.

These diagrams depict an ACCURIN and its key components:

• • • •	Controlled-release polymer matrix Unmodified therapeutic payload Stealth and protective layer Targeting ligands

•

Controlled-release polymer matrix—We physically entrap a broad spectrum of therapeutic payloads in a matrix of clinically-validated, biodegradable and biocompatible FDA approved polymers that mediate the release of the payload at sites of disease. The matrix is engineered, or programmed, to control the release of the therapeutic payload at a predetermined rate for the specific therapeutic payload and disease application.

•

Unmodified therapeutic payload—ACCURINS® are designed to encapsulate multiple payload types with diverse physiochemical properties, including small molecules, peptides, proteins and nucleic acids, such as siRNA and mRNA.

•

Stealth and protective layer—We have designed a stealth and protective layer for the ACCURIN using polyethylene glycol, or PEG, which is engineered to protect the ACCURIN from the body’s immune detection and clearance mechanisms by creating a hydration shell. PEG also provides attachment sites for the targeting ligand through linking chemistries.

•

Targeting ligands—To facilitate cellular targeting, we utilize a targeting ligand on the surface of the ACCURIN that binds to specific cell-surface or tissue markers, enabling the ACCURINS® to preferentially accumulate at their intended site of action. Targeting ligands may include small molecules, peptides, antibodies and antibody fragments and can provide a broad range of functions from simple localization of the particle to cellular internalization and even biological activity.

The PEG and polymers used in our ACCURINS® have been used in other medical products that have been approved by the FDA and other regulatory agencies.

ACCURIN Pipeline

Innovative Medicines

Currently, our internal discovery and research efforts are focused predominately on the discovery of innovative medicines leveraging the benefits of our ACCURINS® nanomedicine platform. We are in the early discovery process of designing ACCURINS® that combine novel tumor-directed targeting ligands with new classes of therapeutic payloads to achieve outcomes not currently possible with current therapeutic modalities.

For example, ACCURINS® containing small molecules can be engineered to reverse the tumor-protective behavior of immune cells, thereby disrupting the tumor microenvironment. In addition, we can add biologically active ligands to the surface of the particle that potentiate anti-tumor immunity. The combination of these two mechanisms in one ACCURIN nanoparticle has the potential to achieve meaningful benefit for patients with cancer. We are currently working with payloads and targeting ligands to develop ACCURINS with this therapeutic approach.

We are also developing our ACCURINS® platform to use oligonucleotide therapeutics as payloads. Oligonucleotides have the potential to very selectively impact intracellular cancer targets in a way that could not previously be achieved with traditional therapeutics; however, technical challenges have limited their utility in this setting. ACCURINS® are ideally suited for overcoming these technical challenges by protecting them from enzymatic degradation and clearance in the plasma, targeting tissues beyond the liver (where most oligonucleotide delivery systems accumulate), and concentrating them in target cells through ligand-mediated binding. Our initial focus is on single-stranded RNA-based payloads to disrupt, or enhance, gene expression as a means to treat disease since these oligonucleotides do not require endosomal escape. Future efforts will focus on double-stranded RNA-based payloads where we need to solve the challenge of endosomal escape.

Based on the modular nature of ACCURINS®, we are able to source ligands and active pharmaceutical agents from strategic partners, such as our research collaboration with Synergy Pharmaceuticals, Inc. to explore the potential targeting of guanylate cyclase-C (GC-C) receptors expressed on gastrointestinal tumors, or by using technologies that are available in the public domain. Following optimization of lead product candidates and completion of preclinical studies, we anticipate beginning clinical testing for one or more of our innovative medicines as early as 2018.

In addition, we are collaborating with F. Hoffmann-La Roche Ltd., or Roche, to explore ACCURIN concepts for new therapeutic applications outside of cancer.

Enabling More Potent Pathway Inhibitors

ACCURINS® have the potential to create therapies using active pharmaceutical agents that might otherwise be too toxic at doses required to achieve a high levels of pathway inhibition. We envision developing this category of ACCURINS® internally and as part of strategic collaborations.

To diversify our pipeline and advance the knowledge and capabilities of the ACCURIN platform, we have formed and expect to continue to form collaborations with pharmaceutical companies seeking to develop potent pathway inhibitors that are limited due to toxicity at dosages needed to obtain a therapeutic effect. Our collaboration with AstraZeneca AB has resulted in the initiation of a Phase 1 clinical trial with ACCURIN AZD2811. AZD2811 is an ACCURIN that inhibits Aurora B kinase, a protein involved in the progression of cancer. Previous development efforts around this target have been limited due to mechanism-based myelotoxicity. Preclinical studies have shown that by utilizing hydrophobic ion pairing to control release kinetics, AZD2811 ACCURINS® accumulate at tumor sites resulting in prolonged pharmacodynamic effects, superior tumor growth inhibition and a reduction in on-target but off-tissue toxicity. Additionally, we have a collaboration with Pfizer, Inc., to develop an ACCURIN containing a targeted kinase inhibitor for which preclinical research and CMC activities to support the initiation of clinical studies are underway.

We also are conducting preclinical studies to evaluate the potential of ACCURINS® as part of our collaboration with Merck & Co.

Differentiated Efficacy with Approved Drugs

The third category of ACCURINS® encapsulates previously approved chemotherapies to improve tolerability and efficacy. BIND-014, our most clinically advanced ACCURIN, targets prostate-specific membrane antigen (PSMA) and contains docetaxel, a clinically-validated and widely-used cancer chemotherapy drug. BIND-014 has been studied in over 250 patients across multiple different tumor types. By April 2016, we expect to report combined clinical data for BIND-014 in the following indications: i) non-small cell lung cancer (NSCLC) with squamous histology; ii) advanced cervical cancer; and iii) head and neck cancer.  We have been pursuing and we intend to continue to pursue a potential collaboration for BIND-014.  Any additional clinical development of BIND-014 beyond our existing trials will require positive clinical data. After reviewing data from preclinical gating studies, we are no longer developing BIND-510, a PSMA-targeted ACCURIN drug candidate containing vincristine.

Manufacturing of ACCURINS®

ACCURINS® are manufactured using a readily-scalable, self-assembly nanoemulsion process with well-defined, robust unit operations. This highly specialized and precisely controlled manufacturing process enables us to reproducibly manufacture ACCURINS® across many scales, from gram-scale at the laboratory bench to kilogram for IND- enabling toxicology studies complying with the FDA’s good laboratory practice, or GLP, regulations to the multi-kilogram scale for clinical batches complying with FDA’s current good manufacturing practice, or cGMP, regulations. In addition, our well-controlled, self-assembly manufacturing process is the backbone of our Medicinal Nanoengineering® platform, allowing us to take a combinatorial approach varying key nanoparticle parameters, such as drug load and release profiles, nanoparticle size/distribution and targeting ligand content, to identify ACCURINS® for lead candidate selection. Our approach differs from common approaches to the preparation of nanoparticles that often employ multiple steps for drug incorporation and, separately, for the attachment of ligands to preformed nanoparticles, which create several challenges for reproducibility, yield and scalability. We have more than five issued U.S. patents relating to ACCURIN manufacturing processes.

We have a pilot manufacturing facility at our Cambridge location where we conduct process development, scale-up activities and assemble the manufacturing equipment in a non-GMP environment. We do not own or operate GMP manufacturing facilities for the production of any of our drug candidates, and we do not have plans to develop our own cGMP manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, therapeutic payload and finished product for our preclinical research and clinical trials. We made an investment in a dedicated compounding space at a contract manufacturer, where we expect to be able to manufacture at the double-digit kilogram scale. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our drug candidates, including the cGMP supply of the polymers used in our ACCURINS®. We also do not have any current contractual relationship for the manufacture of commercial supplies of any of our drug candidates if they are approved. If any of our products are approved by any regulatory agency, we intend to enter into agreements with a third-party contract manufacturer (likely one of our current clinical suppliers) and one or more backup manufacturers for the commercial production of those products. Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval. We currently employ internal resources to manage our third-party contract manufacturers.

BIND-014

Our first drug candidate to enter clinical development, BIND-014, is a PSMA -targeted ACCURIN that contains docetaxel, a clinically-validated and widely-used cancer chemotherapy drug. PSMA is a clinically-validated tumor marker expressed on prostate cancer cells and the blood vessels of many types of non-prostate solid tumors. In 2013, we initiated two Phase 2 clinical trials to evaluate the level of clinical activity of BIND-014, one in NSCLC (the BIND-014-005 trial), where we evaluated two dose schedules (60mg/m2 on day one of a 21 day cycle, or Q3W, and 40 mg/m2 on day 1, 8 and 15 of a 28 day cycle, or Q1W), and one in metastatic castrate resistant prostate cancer (mCRPC), where we evaluated only the Q3W schedule. In November 2014, we announced positive topline data for BIND-014 in the NSCLC patient population with promising signals of efficacy in two subpopulations of NSCLC with high unmet need: KRAS mutant tumors and tumors with squamous histology. Based on these results, we initiated the two-stage phase 2 iNSITE 1 trial to evaluate BIND-014 for the treatment of NSCLC patients with KRAS mutations or squamous histology. In December 2015, we announced that the squamous histology NSCLC cohort of the iNSITE 1 trial would advance to the second stage and complete enrollment to 40 patients. We also announced that the KRAS mutant NSCLC arm would not advance to the second stage. The rationale for these decisions was based on safety and efficacy data from the planned interim analysis of iNSITE 1 as well as updated overall survival (OS) data in the squamous cohort from the previous clinical trial in the broad NSCLC population, the BIND-014-005 trial. In January 2015, we also announced positive topline data from the ongoing Phase 2 trial in mCRPC; however, given the rapidly emerging treatment landscape in mCRPC we decided not to move forward with the development of BIND-014 in mCRPC and focus our resources on more promising opportunities. We also initiated a clinical trial with BIND-014 in advanced cervical, bladder, head and neck and cholangio cancers in 2015. In January 2016, we discontinued the bladder and cholangio cohorts of this trial due to slower than anticipated enrollment. Enrollment is ongoing in the advanced cervical and head and neck cancer cohorts.

Continued clinical development of BIND-014 for any indication is contingent upon positive clinical data.

 BIND-014 Market Opportunity

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

Current first-line therapy for advanced or metastatic NSCLC consists of platinum-based combination chemotherapy. The most effective combination chemotherapy approach for initial treatment of patients with advanced or metastatic squamous lung cancer, cisplatin/gemcitabine plus necitumumab, provides a median survival of 11.5 months, while median survival in patients with non-squamous histologies of 12.6 months have been reported with cisplatin/pemetrexed. Second-line therapy for patients with advanced or metastatic NSCLC is typically monotherapy with agents such as docetaxel, pemetrexed (non squamous only), gemcitabine, erlotinib, as well as immunotherapies, including nivolumab and, for selected patients, pembrolizumab. Taxanes are used extensively to treat NSCLC in the United States, EU-28, and Japan, with a large percentage of these patients receiving docetaxel, predominantly in second or subsequent lines of treatment. Notwithstanding its widespread use in the second-line treatment for NSCLC, docetaxel has modest efficacy in this setting. In the definitive docetaxel trial in NSCLC, patients previously treated with platinum-based chemotherapy, partial responses were observed in only 5.5% of patients and median overall survival surpassed best supportive care by only 2.9 months (7.5 months vs. 4.6 months, P=0.003). By concentrating docetaxel at the tumor site, we believe that BIND-014 will be able to achieve superior efficacy to docetaxel in this setting without worsening treatment tolerability.

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

Head & Neck Cancer

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

BIND-014 Development

NSCLC

Results from our ongoing Phase 2 study of BIND-014 in NSCLC were presented at the 26th EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics in Barcelona, Spain in November 2014. The trial met the primary objective in the Q3W arm (60 mg/m2 of BIND-014 on Day 1 of a 21-day cycle) as measured by overall response rate. These data from our Phase 2 study (the BIND-014-005 trial) demonstrated substantial clinical activity as monotherapy in advanced second line NSCLC patients, with 15% partial response rate (n= 40; 5 confirmed, 1 unconfirmed), progression free survival of 2.7 months, and mediation duration response of 5.2 months. In addition, BIND-014 demonstrated prolonged disease control, with 63% of patients (25) achieving stable disease or partial response for more than 6 weeks and 48% (19) for more than 12 weeks, and meaningful reductions of docetaxel-related toxicities. Based on the promising results of the Q3W arm and the more patient-friendly once every three week dosing schedule, combined with the absence of a confirmed partial response in the first 22 patients enrolled on the once weekly dosing schedule, we chose not to continue evaluating the weekly dosing schedule. We believe that the increased anti-tumor activity at a lower dose than conventional docetaxel provides important validation of our ACCURIN platform.

In the BIND-014-005 trial, BIND-014 also demonstrated promising anti-tumor activity in NSCLC patients with KRAS mutant tumors, with two out of nine patients (22%) with KRAS mutations enrolled in the trial experiencing an objective response. One KRAS mutant NSCLC objective response was also seen in the Phase 1 trial with BIND-014, yielding a combined total confirmed response rate of 30% across both studies. Additionally, in the Phase 2 study, BIND-014 demonstrated prolonged disease control in NSCLC patients with KRAS mutations, with 66% of patients (6) achieving stable disease or partial response for more than six weeks and 44% (4) for more than 12 weeks. KRAS mutations in NSCLC account for approximately 20% of all NSCLC and are generally associated with poor response to currently available drug therapy regimens, including docetaxel.

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

BIND-014: Phase 2 data in NSCLC

In 2015, we initiated the iNSITE 1 (BIND-014 Nanoparticle Study In Patients with Advanced KRAS Mutant or Squamous NSCLC to Determine Tolerability and Efficacy) trial, a two-tier Phase 2 trial with BIND-014 in NSCLC patients with KRAS mutant or squamous histology. In December 2015, we announced that the squamous histology NSCLC cohort of the iNSITE 1 trial would advance to the second stage and complete enrollment to 40 patients. We also announced that the KRAS mutant NSCLC arm would not advance to the second stage. The rationale for these decisions was based on safety and efficacy data from the planned interim analysis of iNSITE 1 as well as updated overall survival (OS) data of 11.1 months in the squamous cohort from the previous clinical trial in the broad NSCLC population, the BIND-014-005 trial.

mCRPC

Our Phase 2 trial of BIND-014 in mCRPC enrolled 42 patients, 31 of whom had been treated with androgen inhibitors prior to enrolling in the study. In January 2016, we announced final data from this study showing that BIND-014 was clinically active and well-tolerated and the study met its primary endpoint with 71 percent of patients achieving radiographic progression-free survival, or rPFS, of at least 6 months. BIND-014 demonstrated a promising efficacy profile with rPFS, of 9.9 months.

Key results include:

•

BIND-014 administered at 60 mg/m² on day 1 of a 21-day cycle was clinically active and well-tolerated when administered to patients (n=42) with chemotherapy-naive mCRPC, including the 74% of patients with prior exposure to abiraterone acetate and/or enzalutamide.

•	Median rPFS of 9.9 months (95% confidence interval, 7.1 - 12.6) was achieved (n=42 with 8 censored).

•	A confirmed ORR of 21% was observed in patients with measurable disease (n=19).
•	A 50% reduction in PSA was observed in 30% of PSA evaluable patients (n=40).
•	CTC conversion from ≥ 5 cells/7.5 mL blood at baseline to < 5 cells/7.5 mL blood was observed in 50% of patients.
•	Median OS was 13.4 months (95% CI, 9.9 - 18.6 months [n=42 with 10 censored]).

Safety and tolerability were also promising, with notable reductions in adverse effects that often limit dosing of conventional docetaxel, including hematologic and non-hematologic toxicities. Given the rapidly evolving prostate cancer treatment landscape, we decided not to move forward with the development of BIND-014 in mCRPC and focus our resources on more promising opportunities.

Other Indications

We also initiated the iNSITE 2 (BIND-014 Nanoparticle Study In Patients with Urothelial Carcinoma, Cholangiocarcinoma, Cervical Cancer, and Squamous Cell Carcinoma of the Head and Neck to Determine Tolerability and Efficacy) trial, a Phase 2 multi-tumor trial with BIND-014 in patients with cholangiocarcinoma, cervical cancer, bladder cancer, and head and neck cancers, in the second quarter of 2015. Each of these indications was selected based on three criteria: signals of efficacy in our Phase 1 clinical trial with BIND-014, evidence that these tumors are sensitive to docetaxel, and significant level of unmet need for these patients. This trial was conducted as a single arm, open-label, multi-center, Phase 2 efficacy and safety study of BIND-014 in patients with either advanced urothelial carcinoma (transitional cell carcinoma), cervical cancer, cholangiocarcinoma or carcinomas of the biliary tree or squamous cell carcinoma of the head and neck. A Fleming two-stage design for Phase 2 oncology studies was employed with starting and stopping rules established. In January 2016, we discontinued the bladder and cholangio cohorts of this trial due to slower than anticipated enrollment. Enrollment is ongoing in the advanced cervical and head and neck cancer cohorts and up to 80 patients will be enrolled in these cohorts.

This trial’s primary objective is to determine the objective response rate (ORR), with secondary objectives of determining progression-free survival (PFS), overall survival (OS), best overall response rate (BOR), duration of response (DOR), time to response (TTR), disease control rate (DCR), and assessing the safety and tolerability of BIND-014.

Collaborations

In addition to our internal development programs, we also consider opportunities to collaborate with biopharmaceutical companies to develop new applications of our ACCURIN technology. Our collaborations enable the extension of our platform with minimal financial risk and we seek collaborators with novel payloads and/or targeting ligands from which to develop ACCURINS®. Our collaborations may entail licensing products from proprietary product portfolios, sourcing of novel payloads and/or targeting ligands, or expanding into new therapeutic areas with novel payloads specifically engineered or optimized for ACCURIN encapsulation.

We have established a number of ongoing collaborations, including announced agreements with Pfizer, Inc., AstraZeneca AB and Roche. Our collaboration agreements generally require the collaborator to pay all the development costs associated with the ACCURIN, including those incurred by us. In addition, the upfront and potential milestone payments received under these agreements provide us with additional capital resources to develop our own proprietary pipeline of ACCURINS®.

Pfizer

In March 2013, we entered into a research, option and license agreement with Pfizer, pursuant to which we granted to Pfizer two options to obtain an exclusive worldwide license to use, develop, manufacture and commercialize ACCURINS® incorporating specified Pfizer small molecular targeted therapies, for the treatment, prevention and/or diagnosis of any disease or medical condition in humans, except that the licensed rights exclude some vaccine products and products for the treatment of brain cancer.

Under the agreement, we received an upfront payment of $4.0 million in 2013 and achieved a $1 million development milestone in December 2014. In September 2015, we received notification that Pfizer exercised its option to acquire an exclusive license for the development and commercialization of the first compound covered by the agreement. Pfizer has also notified us that it decided not to continue the development of the second compound, and therefore would not exercise its option to acquire an exclusive license for the development and commercialization of the second compound. As a result of the option exercise for the first compound, we earned a $2.5 million option exercise fee.

We have the potential to receive additional contingent payments for the selected compound totaling up to $86.0 million in the aggregate upon achievement by Pfizer of specified development and regulatory events plus additional contingent payments totaling up to $110.0 million in the aggregate upon achievement by Pfizer of specified commercial events. We will also receive royalties in the low-single digit to the high-single digit percentages of aggregate worldwide net sales, if any. We will receive royalties on a country-by-country and licensed product-by-licensed product basis until the expiration of the Pfizer patents covering such licensed product.

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

AstraZeneca

In April 2013, we entered into a license agreement with AstraZeneca, pursuant to which we granted to AstraZeneca a worldwide license to research, develop, manufacture and commercialize ACCURINS® based on barasertib (AZD1152), a potent selective inhibitor of the Aurora B kinase, for any therapeutic use in humans or animals. This license is exclusive with respect to our intellectual property rights that arise under this agreement or the feasibility study that preceded it, and non-exclusive with respect to all of our other intellectual property rights.

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

Our collaboration with AstraZeneca has achieved positive preclinical results to date with the ACCURIN nanoparticle AZD2811, demonstrating improved efficacy and enhanced trafficking to tumor sites in multiple preclinical models while displaying minimal bone marrow toxicity. AZD2811 is an ACCURIN containing AZD1152-hQPA, the active metabolite of the prodrug barasertib (AZD1152), a potent and selective inhibitor of Aurora B kinase. AstraZeneca began enrolling patients in a Phase 1 clinical trial with AZD2811 in November 2015.

Under the agreement, we received an upfront payment of $4.0 million in 2013. We achieved a $1 million development milestone in March 2015.  In November 2015, we earned a $4.0 million clinical milestone for dosing of the first patient in AstraZeneca’s ACCURIN AZD2811 Phase 1 trial.

We have the potential to receive additional milestone payments totaling up to $60 million upon achievement by AstraZeneca of specified clinical events and up to $128 million in the aggregate upon achievement by AstraZeneca of all specified regulatory and commercial events.   We will also receive tiered royalties in the low-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed product, if any.

The agreement will remain in effect, on a country-by-country and licensed product-by-licensed product basis, until AstraZeneca’s obligation to pay us royalties ends.

Roche

In June 2014, we entered into a research agreement with Roche to discover novel nanomedicines using ACCURINS® for the treatment of diseases in therapeutic areas outside of oncology. The research agreement focuses on combining our ACCURIN technology with Roche’s proprietary therapeutic payloads and targeting ligands. Under the agreement, Roche paid us an immaterial, non-refundable upfront fee and, additionally, will compensate us for our research and development services up to a specified amount. The upfront fee will be creditable against an upfront fee negotiated in a future Roche agreement, if any.

Merck

We entered into a research and development agreement with Merck in November 2014 that leverages our Medicinal Nanoengineering® platform to create targeted ACCURINS® that utilize compounds provided from Merck’s oncology pipeline for the treatment of cancer. The agreement initially covers two Merck compounds.

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

Intellectual Property

Patents and Proprietary Rights

We actively seek to protect our Medicinal Nanoengineering® platform technology, which we consider important to our business, including pursuing patents relating to our products and compositions, their methods of use and the processes for their manufacture, as well as any other relevant inventions and improvements that are commercially important to the development of our business and are eligible for patent protection. We effect a layered approach by seeking multiple different patents or patent applications on different aspects of ACCURINS®. We also rely on trade secrets that may be important to the development of our business.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for the technology, inventions and improvements we consider important to our business; defend our patents; preserve the confidentiality of our trade secrets; and operate without knowingly infringing the patents and proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

Medicinal Nanoengineering® Platform Patent Portfolio

As of December 31, 2015, we owned more than 20 issued U.S. patents, more than 40 pending U.S. provisional and non-provisional patent applications that relate to our Medicinal Nanoengineering® platform, as well as issued and pending foreign counterparts to many of these patents and patent applications. As of December 31, 2015, we had licenses to more than 10 U.S. patents and six pending patent applications, as well as several pending foreign counterparts to many of these patents and patent applications that also relate to our Medicinal Nanoengineering® platform. Of these licensed patents and patent applications, we license the majority on an exclusive basis, with the rest licensed non-exclusively to us. The exclusive licenses are, in some cases, limited to certain technical fields, for example for medical and diagnostic purposes. Our owned and licensed patents and patent applications relate to our nanoparticles, nanoparticle compositions, nanoparticles with specific drugs, targeting ligands, methods of making nanoparticles, methods of making targeting ligands and methods of treating breast and prostate cancer using our nanoparticles. We believe these patents and patent applications relate to advances in the nanoparticle field that are important for the development of a therapeutic nanoparticle. The issued patents generally are expected to expire between 2025 and 2030, and applications are pending which would expire, if issued, between 2028 and 2035.

BIND-014 Patent Portfolio

We also strive to protect BIND-014 with multiple layers of patent protection. As of December 31, 2015, of the owned Medicinal Nanoengineering® platform patents and patent applications described above, more than 10 issued U.S. patents, more than 10 pending U.S. provisional and various non-provisional patent applications and pending foreign counterparts relate to our BIND-014 ACCURIN. As of December 31, 2015, of the licensed Medicinal Nanoengineering® platform patents and patent applications described above, more than five U.S. patents and patent applications, as well as several foreign counterparts to these patents and patent applications, relate to our BIND-014 ACCURIN. Our BIND-014 patent portfolio consists of patents directed to BIND-14 nanoparticles, compositions of BIND-014 nanoparticles, methods of making BIND-014, and methods of using BIND-014. The issued patents directed to BIND-014 generally are expected to expire between 2025 and 2030, and applications are pending which would expire, if issued, between 2028 and 2035.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the first non-provisional application or Patent Cooperation Treaty application.

In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. The patent term of a patent that covers an approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the regulatory review process. To obtain a patent extension in the United States, the term of a relevant patent must not have expired before the extension application, the patent cannot have been extended previously under this law, an application for extension must be submitted, the product must be subject to regulatory review prior to its commercialization, and the permission for the commercial marketing or use of the product after such regulatory review period is the first permitted commercial marketing or use of the product. The active ingredient in BIND-014, docetaxel, has been previously approved and commercially marketed and, as such, we do not expect to be eligible for a patent term extension in the United States. If our future products contain active ingredients that have not been previously approved, we may be eligible for a patent term extension in the United States. If patent extensions are available to us outside of the United States, we would expect to file for a patent term extension in applicable jurisdictions.

Trade Secrets

We endeavor to maintain trade secret protection for certain aspects of our technology. In some situations, maintaining information as a trade secret is more appropriate than seeking patent protection. Specifically, we have a number of trade secrets relating to identifying new ACCURINS® and to our ACCURIN manufacturing process. With regard to manufacturing ACCURINS®, we believe that small changes in processing ACCURINS® can result in ACCURINS® with different properties. As a result, we expect the FDA and other regulatory bodies to require additional clinical data for approval of a generic ACCURIN. As such, we believe that maintaining our manufacturing process as a trade secret will be helpful to maintaining our product exclusivity.

Third-Party Rights

Many pharmaceutical companies, biotechnology companies and academic institutions are competing with us in the field of nanotechnology and filing patent applications potentially relevant to our business. In order to contend with the strong possibility of third-party intellectual property conflicts, we periodically conduct freedom-to-operate studies, but such studies may not uncover all patents relevant to our business. With respect to BIND-014, we are aware of a third-party U.S. patent application that contains claims related to a formulation of a nanoparticle composition. We have an issued U.S. patent and pending non-U.S. patent applications claiming similar subject matter, which we believe have earlier priority filing dates than the third party application. Most countries award patents to the first party to file their patent application, however, these U.S. patents and patent applications are subject to pre-AIA U.S. law that awards patents to the first party to invent the claimed invention, rather than the first party to file a patent application. The possibility therefore exists for an interference proceeding between our issued patent and this third-party patent application to determine the earliest party to invent the composition. While it is our contention that we are in a strong position to prevail in any such potential interference proceeding, however unlikely, the possibility exists that this third-party patent application could prevail in such an interference proceeding and obtain claims that cover a formulation of a composition of BIND-014. We believe the potential exists, if necessary, to find and use an alternative formulation which would be outside of any valid and issued claims that could be obtained from this third-party patent application, but we may need to overcome certain technical challenges in order to do so, and this process may cause us to incur additional costs and delays.

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

In spite of these efforts to avoid obstacles and disruptions arising from third-party intellectual property, it is impossible to establish with certainty that our technology platform or our product programs will be free of claims by third-party intellectual property holders. Even with modern databases and on-line search engines, freedom-to-operate searches are imperfect and may fail to identify relevant patents and published applications. Even when a third-party patent is identified, we may conclude upon a thorough analysis, that we do not infringe the patent or that the patent is invalid. If the third-party patent owner disagrees with our conclusion and we continue with the business activity in question, it remains a possibility that we might be a litigant in an infringement suit. Alternatively, we might decide to initiate litigation in an attempt to have a court declare the third-party patent invalid or non-infringed by our activity. In either scenario, patent litigation typically is costly and time-consuming, and as with any litigation the outcome is uncertain. The outcome of patent litigation is subject to uncertainties that cannot be quantified in advance, for example, the credibility of expert witnesses who may disagree on technical interpretation of scientific data. Ultimately, in the case of an adverse outcome in litigation, we could be prevented from commercializing a product or using certain aspects of our technology platform as a result of patent infringement claims asserted against us. This could have a material adverse effect on our business. For further discussion of the risks relating to our intellectual property see “Risk Factors—Risks Related to Our Intellectual Property.”

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

We are obligated to use diligent efforts to develop and commercialize one or more licensed products, and thereafter make licensed products reasonably available to the public. We must also achieve specified milestone events by certain dates. Failure to achieve such milestone events may be treated by MIT as a material breach, which could allow MIT to terminate the agreement.

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

Intellectual Property in Collaborations

We have entered into research and development collaboration agreements with Pfizer, AstraZeneca, and Merck. In each collaboration, we provide our collaborator with exclusive rights to inventions relating to the collaborator’s molecules that arise out of the collaboration. These agreements provide for us to own general improvements to our Medicinal Nanoengineering® platform technology that arise out of the collaborations. We did not provide any of our collaborators with the right to enforce our Medicinal Nanoengineering® platform patent portfolio, with the exception of patents relating to the applicable drug candidates.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our Medicinal Nanoengineering® technologies, integrated research, clinical and manufacturing capabilities, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any drug candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

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

We believe that our most significant competition comes from immunotherapies, including nivolumab and pembrolizumab.

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

In addition, regulatory authorities have established heightened requirements for the demonstration of equivalence between proposed generic drugs and therapeutics using certain nanomedicine platforms, such as liposomes and other nanoparticulate suspensions. We expect these requirements will apply to the development of generic ACCURINS® as well. We believe these additional regulatory requirements will strengthen the protection afforded by our intellectual property portfolio and present significant barriers to entry for potential generics.

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

Research and Development

We have invested $37.3 million, $28.9 million and $24.4 million in research and development for the years ended December 31, 2015, 2014 and 2013, respectively.

Financial Information

See Note 1 to the Consolidated Financial Statements for information about liquidity. See Note 2 to the Consolidated Financial Statements for financial information about geographic areas, Notes 2 and 4 to the Consolidated Financial Statements for information about our revenues, and the Consolidated Financial Statements for our net loss and total assets.

Employees

As of December 31, 2015, we had 103 full-time employees, 78 of whom were primarily engaged in research and development activities. A total of 29 employees have an M.D. or Ph.D. degree. BIND (RUS) LLC, our wholly owned subsidiary in Russia, had 11 employees as of December 31, 2015. None of our employees is represented by a labor union and we consider our employee relations to be good.

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

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and they should be carefully considered. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety in addition to other information contained in or incorporated by reference into this Annual Report on Form 10-K and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $36.6 million for the year ended December 31, 2015. As of December 31, 2015, we had an accumulated deficit of $173.9 million. Through December 31, 2015, we have financed our operations primarily through our initial public offering, an underwritten public offering of common stock and warrants, our at-the-market sales agreement with Cowen & Company, LLC, or Cowen, private placements of our preferred stock and convertible debt securities, borrowings under our credit facility with Hercules Technology III, L.P., or Hercules, collaborations and government grants. All of our revenue to date has been derived from collaboration agreements and government grants. We have devoted a substantial amount of our financial resources and efforts to developing our Medicinal Nanoengineering® platform, identifying potential drug candidates, and conducting preclinical studies and clinical trials. We are conducting Phase 2 clinical trials of BIND-014 and our collaborations and our preclinical pipeline are in various stages of development. By April 2016, we expect to report combined clinical data for BIND-014 in the following indications: i) non-small cell lung cancer (NSCLC) with squamous histology; ii) advanced cervical cancer; and iii) head and neck cancer. We have been pursuing and intend to continue to pursue a potential collaboration for BIND-014.  Any additional clinical development of BIND-014 beyond our existing trials will require positive clinical data. We have not completed development of any ACCURINS® or other drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Even if we obtain positive clinical data, we may need to curtail or terminate the development of BIND-014 if we are unable to obtain additional financing.  We expect that any decision to curtail or terminate the development of BIND-014, whether based on the lack of positive data or due to a lack of sufficient financing, would impact our future operating expense and capital expenditure requirements. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our capital needs may increase significantly to the extent that we:

•	conduct our Phase 2 clinical trials of BIND-014, our lead ACCURIN drug candidate, which is a prostate-specific membrane antigen, or PSMA, targeted ACCURIN that contains docetaxel;
•	continue the research and development (R&D) of our internal pipeline;
•	develop our ACCURINS® platform to use oligonucleotide therapeutics as payloads;
•	conduct our proof-of-concept work with Macrophage Therapeutics and Synergy Pharmaceutical, Inc.;
•	scale up external manufacturing capabilities for clinical trial material needs for our collaborators;
•	seek to enhance our Medicinal Nanoengineering® platform and discover and develop additional drug candidates;
•	seek regulatory approvals for any drug candidates that perform successfully in clinical trials;
•	potentially establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio; and
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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our drug candidates, our expenses could increase and profitability could be further delayed.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our R&D efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause you to lose part or all of your investment.

We will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.

As of December 31, 2015, we had cash, cash equivalents and short-term investments of $36.9 million. We expect that our cash, cash equivalents and short-term investments will our fund operating expense and capital expenditure requirements into the fourth quarter of 2016. This expectation is based on our current operating plans and R&D funding that we expect to receive under our existing collaborations but excludes any potential milestone payments under our collaboration agreements. This expectation also assumes that the scheduled payments to Hercules under our credit facility are not accelerated.  Under the terms of our credit facility, Hercules could accelerate our payment obligations upon the occurrence of a circumstance that would reasonably be expected to have a material adverse effect, as defined in the credit agreement, or another event of default.  If our principal obligations under such credit facility (which totaled approximately $15.0 million as of December 31, 2015) are accelerated, we would need to secure additional financing to fund our operating expense and capital expenditure requirements as early as the middle of April 2016.  In the event we are unable to secure the necessary financing, we may need to cease operations or file for bankruptcy protection. We will need additional funding to continue development of our internal pipeline and collaborations. In addition, if we obtain regulatory approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our R&D programs or any future commercialization efforts.

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

Our future capital requirements will depend on many factors, including:

•	the progress and results of our clinical trials of BIND-014;
•	our collaboration agreements remaining in effect, our ability to achieve milestones under these agreements and our entering into additional collaboration agreements;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other drug candidates;
•	the progress and results of developing our ACCURINS® platform to use oligonucleotide therapeutics as payloads;
•	the progress and results of our proof-of-concept work with Macrophage Therapeutics and Synergy Pharmaceuticals, Inc.;

•	the costs, timing and outcome of regulatory review of our drug candidates;
•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of our drug candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•	the extent to which we acquire or in-license other products and technologies.

The adverse capital market conditions could continue to affect our liquidity.

Adverse capital market conditions could continue to affect our ability to meet liquidity needs, as well as our access to capital and cost of capital. We need additional funding to continue development of our internal pipeline and collaborations. Our results of operations, financial condition, cash flows and capital position could be materially affected by continued disruptions in the capital markets.

If we default on our credit facility with Hercules, we may not be able to continue as a going concern.

If we default on our credit facility with Hercules, we may not be able to continue as a going concern. We have an amended credit facility with Hercules with an outstanding principal balance as of December 31, 2015 of approximately $15.0 million that is secured by a lien covering substantially all of our personal property, excluding intellectual property. The credit facility contains customary affirmative and negative covenants and events of default applicable to us and certain of our subsidiaries. The affirmative covenants include, among others, covenants requiring us (and us to cause certain of our subsidiaries) to maintain our legal existence and governmental approvals, deliver unqualified audited financial statements as of the end of the year and maintain insurance coverage. The negative covenants include, among others, restrictions on us and our subsidiaries transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. If we default under the facility, Hercules may potentially require us to renegotiate our agreement on terms less favorable to us or it may accelerate all of our obligations under the facility and foreclose on our pledged assets, potentially requiring us to immediately cease operations or file for bankruptcy protection. Hercules could also declare a default upon the occurrence of a circumstance that would reasonably be expected to have a material adverse effect as defined under the credit facility, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. In the event that we are liquidated, Hercules’ right to repayment would be senior in most respects to the rights of the holders of our common stock to receive any proceeds from the liquidation.

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern which may have an adverse effect on our relationships with current and future collaborators, contract manufacturers and investors.

Since our inception, we have experienced recurring operating losses and negative cash flows, and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future.  These conditions raise substantial doubt about our ability to continue as a going concern without additional financing. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2015, or the 2015 financial statements, with respect to this uncertainty. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing.  The explanatory paragraph in the report of our independent registered public accounting firm may adversely affect our relationships with current and future collaborators, contract manufacturers and investors, who may grow concerned about our ability to meet our ongoing financial obligations. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our 2015 financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.

In order to meet our financing needs, we may issue a significant amount of additional shares of our common stock and warrants to purchase shares of our common stock. The precise terms of any future financing will be determined by us and potential investors and such future financings may significantly dilute our stockholders’ percentage ownership in us.

Additionally, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock.

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We commenced active operations in 2007, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our Medicinal Nanoengineering® platform, identifying potential drug candidates, and conducting preclinical studies and clinical trials. All of our drug candidates are still in preclinical development with the exception of BIND-014 and ACCURIN AZD2811, which are in clinical development. We are in Phase 2 clinical trials for BIND-014, our leading drug candidate.  We have not yet demonstrated our ability to successfully complete any pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with an R&D focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

Risks Related to the Discovery and Development of Our Drug Candidates

We may not be successful in our efforts to use and expand our Medicinal Nanoengineering® platform to build a pipeline of drug candidates and develop marketable drugs.

We are using our proprietary Medicinal Nanoengineering® platform to develop BIND-014 and additional ACCURINS®, with an initial focus on the treatment of various types of cancer. We are at an early stage of development and our platform has not yet, and may never lead to, approvable or marketable drugs. Even if we are successful in continuing to build our pipeline, the potential drug candidates that we identify may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize drug candidates based upon our technological approach, we will not be able to obtain product or collaboration revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

We are early in our development efforts and we currently only have BIND-014 and ACCURIN AZD2811 in clinical development. All of our other drug candidates are still in preclinical development. If we or our collaborators are unable to successfully develop and commercialize drug candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts with only BIND-014 and ACCURIN AZD2811 in clinical development. All of our other drug candidates are still in preclinical development. We have invested substantially all of our efforts and financial resources in developing our Medicinal Nanoengineering® platform, identifying potential drug candidates, and conducting preclinical studies and clinical trials. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates. The success of our drug candidates will depend on several factors, including the following:

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

If we or our collaborators do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our drug candidates, which would materially harm our business. In addition, clinical trial results of BIND-014 that have not met our criteria for moving forward with development in particular indications have adversely affected, and could continue to adversely affect, our ability to raise sufficient capital to fund our operations. If we are unable to raise sufficient capital, we will not be able to continue as a going concern.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

With only BIND-014 and ACCURIN AZD2811 in clinical development and our other product candidates in preclinical development, our risk of failure is high. It is impossible to predict when or if any of our drug candidates will prove safe and effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failed clinical trial can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for their products.

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
•

regarding trials managed by our existing or any future collaborators, our collaborators may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but potentially suboptimal for us; and

•	changes in the competitive landscape.

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

We are currently in Phase 2 clinical development for BIND-014. However, we cannot provide any assurance that we will successfully complete Phase 2 clinical development and be able to initiate pivotal clinical trials for BIND-014. The results of our Phase 2 clinical trials of BIND-014 could yield negative or ambiguous results. For example, in December 2015, we announced that the KRAS mutant NSCLC arm would not advance to the second stage of the iNSITE 1 trial. Because BIND-014 is our most advanced drug candidate, such results could adversely affect future development plans, collaborations and our stock price.

By April 2016, we expect to report combined clinical data for BIND-014 in the following indications: i) non-small cell lung cancer (NSCLC) with squamous histology; ii) advanced cervical cancer; and iii) head and neck cancer. We have been pursuing and we intend to continue to pursue a potential collaboration for BIND-014. Any additional clinical development of BIND-014 beyond our existing trials will require positive clinical data. Even if we obtain positive clinical data, we may need to curtail or terminate the development of BIND-014 if we are unable to obtain additional financing.  We expect that any decision to curtail or terminate the development of BIND-014, whether based on the lack of positive data or due to a lack of sufficient financing, would impact our future operating expense and capital expenditure requirements.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. For example, the cholangiocarcinoma and bladder cancer cohorts of the iNSITE 2 trial of BIND-014 were discontinued in the first quarter of 2016 due to slower than anticipated enrollment.  Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

For example, of the more than 250 patients dosed in our clinical trials of BIND-014, almost all have experienced at least one adverse event, with one treatment-related adverse event resulting in death. A number of patients have discontinued treatment as a result of treatment-related adverse events. The most common adverse events experienced by patients in clinical trials are fatigue, nausea, diarrhea, anemia, anorexia, dyspnea, alopecia, and neutropenia (a low number of white blood cells), all of which are toxicities that are frequently associated with docetaxel as well as many other cancer drugs. The treatment-related death in the Phase 1 clinical trial involved an elderly patient with advanced biliary cancer with a biliary stent who was treated with BIND-014 at 75 mg/m2 once every three weeks and developed sepsis as a consequence of neutropenia, which has previously been observed in clinical studies of patients receiving docetaxel. The adverse events observed in clinical trials are qualitatively similar to those associated with docetaxel. In light of the similarity with other FDA-approved cancer therapeutics, we believe our results to date suggest an acceptable safety profile at this stage of development. However, many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

Additionally, in the KRAS mutant cohort of the iNSITE 1 trial of BIND-014, data from 23 patients in the intent to treat population and 14 patients from the per-protocol subset demonstrated an interim six week disease control rate of 17.4 percent (95% confidence interval, 5% to 39%) and 28.6 percent (95% confidence interval, 8% to 58%) respectively, which did not meet pre-specified criteria to move to the second stage of the trial.

Risks Related to Our Dependence on Third Parties

Our existing collaborations and a future collaboration for BIND-014 are important to our business. If we are unable to maintain any of our current collaborations, if such current collaborations are not successful, or if we are unable to enter into a collaboration for BIND-014, our business could be materially adversely affected.

We have entered into collaborations with other biopharmaceutical companies to develop ACCURINS® based on therapeutic payloads and / or ligands from their product pipelines, and such collaborations currently represent a significant portion of our product pipeline. Our ongoing collaboration and license agreements include those we have with AstraZeneca, Pfizer, and Roche. These collaborations also have provided us with important funding for our development programs and we expect to receive additional funding under these collaborations in the future.

We have been pursuing and we intend to continue to pursue a potential collaboration for BIND-014. Any additional clinical development of BIND-014 beyond our existing trials will require positive clinical data.

Our existing collaborations, and any future collaboration we enter into, may pose a number of risks, including the following:

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
•

collaborations may be terminated for the convenience of the collaborator and, if terminated, we could lose the right to pursue further development or commercialization of the applicable drug candidates;

•	collaborators may learn about our technology and use this knowledge to compete with us in the future;
•	results of collaborators’ preclinical or clinical studies could produce results that harm or impair other products using our technology;
•	there may be conflicts between different collaborators that could negatively affect those collaborations and potentially others; and
•	the number and type of our collaborations could adversely affect our attractiveness to future collaborators, investors or acquirers.

If our collaborations do not result in the successful development and commercialization of products or if one or more of our collaborators terminates its agreement with us, we may not receive any future R&D funding or milestone or royalty payments under the collaboration. For example, in June 2014, Amgen and we notified each other that both parties would not exercise the respective options to develop an ACCURIN incorporating the Amgen therapeutic payload.  In addition, in September 2015, Pfizer notified us that, while it would exercise its option to develop one of the compounds covered by our collaboration agreement, it would not exercise its option to develop the second compound covered by our collaboration agreement. If we do not receive the funding we expect under these agreements, our continued development of our Medicinal Nanoengineering® platform and drug candidates could be delayed and we may need additional resources to develop additional drug candidates. All of the risks relating to product development, regulatory approval and commercialization described in this report also apply to the activities of our collaborators and there can be no assurance that our collaborations will produce positive results or successful products on a timely basis or at all.

In addition, for a specified period of time following the execution of our collaboration agreement with AstraZeneca, we may not develop or commercialize a compound against the same molecular target as AstraZeneca’s drug candidate. Also, for a limited time while the Roche research agreement is in effect, we are required to work exclusively with Roche with respect to the use of BIND technology targeting therapeutic molecules to specified organs. As a result, our ability to enter into collaboration agreements for additional drug candidates against these targets are significantly limited until the end of the period specified in our collaboration agreements. These restrictions may have the effect of preventing us from undertaking development and other efforts that may appear attractive to us.

Additionally, subject to its contractual obligations to us, if a collaborator of ours is involved in a business combination or otherwise changes its business priorities, the collaborator might deemphasize or terminate the development or commercialization of any drug candidate licensed to it by us. If any of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and the perception of us in the business and financial communities and our stock price could be adversely affected.

In the future we may seek to collaborate with additional pharmaceutical and biotechnology companies for development and potential commercialization of therapeutic products. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may not be able to access therapeutic payloads that would be suitable for development with our platform, have to curtail the development of a drug candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our drug candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.

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

Our reliance on these third parties for R&D activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulatory standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Other countries’ regulatory agencies also have requirements for clinical trials with which we must comply. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our drug candidates.

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

We have a pilot manufacturing facility at our Cambridge, Massachusetts location where we conduct process development, scale-up activities and assemble the manufacturing equipment for use in the manufacture of ACCURINS®. However, we do not own any manufacturing facilities that meet the FDA’s current good manufacturing practices, or cGMP, requirements for the production of any drug candidates used in humans. We rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for clinical testing, as well as for commercial manufacture if any of our drug candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates on a timely basis or at all or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and potential revenues.

Our drug candidates and any products that we may develop may compete with other drug candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for required raw materials used in the manufacture of our drug candidates, including the polymers used in our ACCURINS®, or for the manufacture of BIND-014 or product candidates in development with our collaborators. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. In particular, there are a very few manufacturers capable of supplying the polymers used in our ACCURINS®.

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

Any drug candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of our approved products. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we market our products outside of their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

If and when our drug candidates are approved, we expect to build a focused oncology sales and marketing infrastructure to market or co-promote some of our drug candidates in the United States and potentially elsewhere. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a drug candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Many of the companies with which we are competing or with which we may compete in the future have significantly greater financial resources, market presence and expertise in R&D, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, sales and marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, targeted drug therapy and immunotherapies. There are a variety of available drug therapies marketed for solid tumors. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis, including the therapeutic payload contained in BIND-014. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. There are also a number of products in late stage clinical development to treat solid tumors. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for BIND-014 or any other drug candidate for which we obtain marketing approval.

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

Our ability to commercialize any drug candidates successfully also will partially depend on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be sufficient to generate a profit. Reimbursement may affect the demand for, or the price of, any drug candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our R&D and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

In addition to our U.S. operations, we have operations in Russia through our wholly-owned subsidiary, BIND (RUS) LLC, and may have other such international operations in the future. We face risks associated with our operations in Russia, including possible unfavorable regulatory, pricing and reimbursement, legal, political, tax and labor conditions, which could harm our business. We are also conducting and in the future plan to continue to conduct clinical trials of drug candidates in Russia. We are subject to numerous risks associated with international business activities in Russia and elsewhere, including:

•	compliance with differing or unexpected regulatory requirements for our products;
•	compliance with Russian laws with respect to our BIND (RUS) LLC subsidiary including a completed research grant from the Ministry for Industry and Trade of the Russian Federation;
•	difficulties in staffing and managing foreign operations;
•	foreign government taxes, regulations and permit requirements;
•	seizures of foreign banks by governments, such as the Russian government’s seizure of a bank whose holdings included the restricted cash of BIND (RUS) LLC in November 2015;
•	U.S. and foreign government tariffs, trade restrictions, price and exchange controls and other regulatory requirements;
•	economic weakness, including inflation, natural disasters, war, events of terrorism or political instability in particular foreign countries;
•	fluctuations in currency exchange rates, which could result in increased operating expenses and reduced revenues;
•	compliance with tax, employment, immigration and labor laws, regulations and restrictions for employees living or traveling abroad;
•	changes in diplomatic and trade relationships; and
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

Due to Russia’s intervention in Ukraine and annexation of Crimea, the United States and the European Union have imposed sanctions on certain individuals and entities in Russia and Ukraine, including economic sanctions restricting certain entities’ access to U.S. securities markets. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials. We have a wholly owned subsidiary, BIND (RUS) LLC, in Russia, which held $1.0 million in cash and cash equivalents, including $0.9 million denominated in U.S. dollars, in Russian banks as of December 31, 2015. Our subsidiary conducts R&D activities for our product pipeline, including clinical trials for BIND-014. Our success is dependent upon our ability to successfully complete clinical development of and obtain regulatory approval of our drug candidates. If the United States and Europe were to impose sanctions on additional Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our R&D activities and our business could be affected.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our R&D output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. We may also require the cooperation of our licensors in order to enforce the licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings before the U.S. PTO and similar bodies in other countries. Third parties may assert infringement claims against us based on existing intellectual property rights and intellectual property rights that may be granted in the future. With respect to BIND-014, we are aware of a third-party U.S. patent application that contains claims related to a formulation of a nanoparticle composition. We have an issued U.S. patent and pending

non-U.S. patent applications claiming similar subject matter, and we believe our patents and patent applications have an earlier priority filing date. However, the U.S. patents and applications are subject to pre-AIA U.S. laws that awards patents to the first party to invent the claimed invention, rather than the first party to file a patent application. The possibility exists for an interference proceeding between our issued patent and this third-party patent application to determine the earliest party to invent the composition and that this third-party patent application could win such an interference proceeding and obtain claims covering this formulation of a nanoparticle composition.

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

As of December 31, 2015, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 48% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Not applicable.

Executive Officers of the Registrant

Andrew Hirsch, age 45, has served as our President and Chief Executive Officer since March 10, 2015. Prior to that, Mr. Hirsch served as our Chief Operating Officer since February 15, 2014, and as our Chief Financial Officer since July 2012. From June 2011 to May 2012, he was Vice President of Finance and Chief Financial Officer at Avila Therapeutics, Inc., a biotechnology company, until its acquisition by Celgene Corporation. From 2002 to 2011, Mr. Hirsch served in roles of increasing responsibility at Biogen Idec, a biotechnology company, including the most recent role from 2010 to 2011 as Vice President, Corporate Strategy and M&A. While at Biogen Idec, Mr. Hirsch also served as Program Executive for the Tecfidera development team, leading the successful transition from Phase 2 to Phase 3 clinical trials, as well as the Avonex and Tysabri programs. Additionally, Mr. Hirsch held various positions in the finance organization at Biogen Idec including leading the company’s Business Planning and Investor Relations functions. He received his M.B.A. from the Tuck School at Dartmouth College and a B.A. in Economics from the University of Pennsylvania.

Hagop Youssoufian, M.Sc., M.D., age 59, has served as our Chief Medical Officer since November 2014. Prior to joining BIND, Dr. Youssoufian served as Executive Vice President of R&D at Progenics Pharmaceuticals, Inc., a biopharmaceutical company. Prior to that, from June 2011 to April 2013, he and was President and Chief Medical Officer at Ziopharm Oncology, a biopharmaceutical company. Dr. Youssoufian also served as Senior Vice President and Chief Medical Officer at ImClone Systems, a biopharmaceutical company, from April 2005 to June 2011. In addition, Dr. Youssoufian has held other senior roles in clinical and translational science at ImClone Systems, Sanofi Aventis and Bristol-Myers Squibb. Dr. Youssoufian has served on the faculties at Baylor College of Medicine and Harvard Medical School and received his M.Sc. and M.D. from the University of Massachusetts Medical School and a B.S. from Boston College.

Dan Koerwer, age 48, has served as our Chief Business Officer since March 10, 2015. Prior to that, he served as our Senior Vice President, Business Development and Commercial since June 2013. From August 2010 to June 2013, Mr. Koerwer served as our Head of Market and Business Development. From 2007 to July 2010, Mr. Koerwer was President and Managing Director of Eidetica Biopharma, GmbH, a subsidiary of Biogen Idec focused on developing a portfolio of protein therapeutics. From 1998 to 2007, he held various management roles at Biogen Idec. Mr. Koerwer led Research Operations across Biogen Idec’s North American research sites. Subsequently, he led global New Product Commercialization then assumed the role of Chief of Staff, Biogen Idec International in Zug, Switzerland. Mr. Koerwer has worked as a management consultant with Booz, Allen & Hamilton and began his career in sales at the Rohm and Haas Company. He received his M.B.A. from Harvard Business School and B.S. in Biochemistry from Boston College.

Jonathan Yingling, age 47, has served as our Chief Scientific Officer since December 14, 2015. Prior to that, he served as Vice President, Oncology Discovery and Translational Research of Bristol Myers Squibb & Company from June 2013 until October 2015. Prior to that, from April 2011 to January 2013, he served as Vice President, Translational Science & Technology of Eli Lilly & Company. From November 2009 to March 2011, he was the Vice President, Oncology Research at Eli Lilly & Company. Dr. Yingling joined Eli Lilly & Company in 2000 as a Senior Biologist. He received a B.S. in Chemistry with a minor in Biology at the College of William & Mary and a Ph.D. in Cell and Molecular Biology & Pharmacology at Duke University.

Christopher Lindblom, age 44, has served as our Senior Vice President, Finance and Administration, Treasurer and Secretary since March 10, 2015. Prior to that, he served as our Vice President, Finance since March 2014. From May 2013 to March 2014, Mr. Lindblom was the Vice President of Finance and Treasurer of OvaScience, Inc., a life sciences company. From October 2006 to May 2013, he served in various financial roles of increasing responsibility at Infinity Pharmaceuticals, Inc., a biotechnology company, including as Vice President, Accounting and Finance from July 2010. Mr. Lindblom previously served as Assistant Controller and in other finance roles at Millennium Pharmaceuticals, Inc. from April 2002 to October 2006, including during the VELCADE product launch. Mr. Lindblom began his career at PricewaterhouseCoopers. He is a certified public accountant. He received his M.B.A. from Boston College and B.S. in Accounting from Syracuse University.

Greg Troiano, age 41, has served as our Senior Vice President, Pharmaceutical Development and Operations since October 26, 2015. Prior to that, he served as our Senior Director, Particle Engineering and Manufacturing from April 2013 to October 2015, and Head of Process Development from January 2008 to March 2013. Prior to that, Mr. Troiano worked at Alkermes from August 2000 to December 2007 where he was Associate Director of Process Development and led a team to develop, optimize, commercialize, and scale up microsphere and other drug delivery technologies. Prior to Alkermes, Mr. Troiano was an engineer at Guilford Pharmaceuticals from June 1998 to August 2000, where he helped commercialize Gliadel® Wafer and develop a process for Paclimer™ paclitaxel microspheres. Mr. Troiano received his M.S.E. and B.S. in Biomedical Engineering from The Johns Hopkins University. He has more than 15 process and equipment patents/applications and seven scientific publications in drug delivery.

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

	Common Stock Price
	High	Low
Fiscal year ended December 31, 2015:
Fourth quarter	$5.24	$2.10
Third quarter	$5.98	$4.08
Second quarter	$8.10	$5.30
First quarter	$10.04	$4.89
Fiscal year ended December 31, 2014:
Fourth quarter	$10.75	$5.32
Third quarter	$13.72	$8.55
Second quarter	$13.23	$8.00
First quarter	$15.21	$10.68

Holders

As of the close of business on March 11, 2016, there were approximately 44 holders of record of our common shares. Since many of the common shares are registered in “nominee” or “street” names, we believe that the total number of beneficial owners is considerably higher.

Dividend Policy

We have never declared or paid cash dividends on our common shares. We currently intend to retain any current and future earnings to finance the growth and development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Our amended and restated credit facility contains restrictions on our ability to pay dividends.

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

The following graph compares the cumulative total return to stockholders for our common shares for the period from September 19, 2013 through December 31, 2015 with The NASDAQ Composite Index and the NASDAQ Biotechnology index (NBI). The comparison assumes an investment of $100 is made on September 19, 2013 in our common shares and in each of the indices and in the case of the indices it also assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

Item 6.	Selected Financial Data

The following tables set forth, for the periods and as of the dates indicated, our selected consolidated financial data. The Consolidated Statement of Operations data for the years ended December 31, 2015, 2014 and 2013 and the Consolidated Balance Sheet data as of December 31, 2015, and 2014, are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The Consolidated Statement of Operations data for the years ended December 31, 2012 and 2011, and Consolidated Balance Sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not indicative of the results to be expected in the future.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Consolidated Statement of Operations:
Revenue	$15,401	$10,426	$10,901	$1,047	$905
Operating expenses:
Research and development	37,273	28,874	24,370	13,052	11,440
General and administrative	17,610	15,060	13,394	6,625	4,787
Total operating expenses	54,883	43,934	37,764	19,677	16,227
Loss from operations	(39,482)	(33,508)	(26,863)	(18,630)	(15,322)
Other income (expense)
Change in fair value of warrant liability	5,654	—	—	—	—
Impairment of restricted cash	(834)	—	—	—	—
Interest expense	(1,816)	(312)	(698)	(641)	(1,671)
Other income (expense), net	(101)	1,283	(102)	31	138
Total other income (expense)	2,903	971	(800)	(610)	(1,533)
Net loss	(36,579)	(32,537)	(27,663)	(19,240)	(16,855)
Accretion of redeemable convertible preferred stock	—	—	(3,704)	(4,967)	(2,967)
Net loss attributable to common stock holders	$(36,579)	$(32,537)	$(31,367)	$(24,207)	$(19,822)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.81)	$(1.97)	$(5.19)	$(11.70)	$(10.50)
Weighted average common shares outstanding:
Basic and diluted	20,224,292	16,495,648	6,049,385	2,069,071	1,887,082

	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$24,654	$19,348	$51,612	$4,886	$22,440
Short & long-term investments	12,288	21,582	25,771	—	3,249
Working capital	22,409	32,028	52,736	613	22,263
Total assets	50,742	54,068	88,408	12,670	30,048
Long-term debt (including current portion)	14,685	3,274	4,685	3,335	5,131
Preferred stock warrant liability	—	—	—	404	744
Warrant liability	2,894	—	—	—	—
Redeemable convertible preferred stock	—	—	—	79,286	74,319
Additional paid in capital	194,325	177,269	174,468	—	—
Accumulated deficit	(173,858)	(137,279)	(104,742)	(75,205)	(51,695)
Total stockholders’ equity (deficit)	17,127	37,164	69,314	(75,923)	(52,882)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biotechnology company developing novel targeted therapeutics, primarily for the treatment of cancer. Our product candidates are based on proprietary polymeric nanoparticles called ACCURINS®, which are engineered to target specific cells and tissues in the body at sites of disease. ACCURINS® have the potential to achieve therapeutic outcomes not currently possible with conventional treatment modalities. We are developing ACCURINS® with three different therapeutic objectives, both through internal research programs and with collaborators:

•	Innovative medicines: Designing new therapeutic approaches by combining novel targeting methods and new classes of therapeutic payloads.
•	Enabling potent pathway inhibitors: Enabling greater inhibition of important cellular pathways where that level of inhibition has been unachievable due to off target toxicity.
•	Differentiated efficacy with approved drugs: Improving upon safety and efficacy with previously approved chemotherapeutic agents.

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

By April 2016, we expect to report combined clinical data for BIND-014 in the following indications: i) non-small cell lung cancer (NSCLC) with squamous histology; ii) advanced cervical cancer; and iii) head and neck cancer.  We have been pursuing and we intend to continue to pursue a potential collaboration for BIND-014.  Any additional clinical development of BIND-014 beyond our existing trials will require positive clinical data. Even if we obtain positive clinical data, we may need to curtail or terminate the development of BIND-014 if we are unable to obtain additional financing.  We expect that any decision to curtail or terminate the development of BIND-014, whether based on the lack of positive data or due to a lack of sufficient financing, would impact our future operating expense and capital expenditure requirements.

After reviewing data from preclinical gating studies, we are no longer developing BIND-510, a PSMA-targeted ACCURIN drug candidate containing vincristine. We are continuing preclinical work on our remaining pipeline candidates. We have ongoing collaborations with Merck & Co. (known as Merck Sharp & Dohme outside of the United States and Canada), Pfizer Inc., AstraZeneca AB, F. Hoffmann-La Roche Ltd., Macrophage Therapeutics (a subsidiary of Navidea Biopharmaceuticals) and Synergy Pharmaceutical, Inc. to develop ACCURINS® based on their proprietary therapeutic payloads and/or targeting ligands.

We were incorporated in May 2006 and commenced active operations in early 2007. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking preclinical studies and, beginning in 2011, conducting clinical trials. To date, we have financed our operations primarily through our initial public offering, an underwritten public offering of common stock and warrants, our at-the-market sales agreement (the “Sales Agreement”) with Cowen & Company, LLC (“Cowen”), private placements of our preferred stock and convertible debt securities, borrowings under our credit facility with Hercules Technology III, L.P., or Hercules, collaborations and government grants. We have no products approved for sale, and all of our revenue to date has been collaboration revenue or government grant revenue. As of December 31, 2015, our cash and cash equivalents and marketable securities totaled $36.9 million, of which $1.0 million was held by our Russian subsidiary for use in its operations.

Since inception, we have incurred significant operating losses. Our net loss was $36.6 million for the year ended December 31, 2015, compared to $32.5 million for the year ended December 31, 2014 and $27.7 million for the year ended December 31, 2013. As of December 31, 2015, we had an accumulated deficit of $173.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited.

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

In addition to our internal development programs, we actively seek opportunities to collaborate with recognized biopharmaceutical companies to develop ACCURINS® incorporating therapeutic payloads and ligands from their proprietary product portfolios. Our collaboration agreements, with the exception of our agreement with Merck, require the collaborator to pay all the research and development costs associated with the ACCURIN, including those incurred by us. In addition, the upfront and potential milestone payments received under these agreements provide us with additional capital resources to develop our own proprietary pipeline of ACCURINS®.

AstraZeneca

In April 2013, we entered into a license agreement with AstraZeneca. Under the agreement, we granted to AstraZeneca a worldwide license to research, develop, manufacture and commercialize ACCURINS® incorporating a specified AstraZeneca product candidate (AZD2811) for any therapeutic use in humans or animals. We are responsible for manufacturing licensed product for use in preclinical and some clinical trials. AstraZeneca is required to pay for substantially all of our development costs. AstraZeneca is also solely responsible for, and must use commercially reasonable efforts in, obtaining all regulatory approvals for licensed products.

Under the agreement, we received an upfront payment of $4.0 million in 2013. In March 2015, we achieved a $1.0 million development milestone. In November 2015, we earned a $4.0 million clinical milestone for dosing of the first patient in AstraZeneca’s ACCURIN AZD2811 Phase 1 trial. We have the potential to receive additional milestone payments totaling up to $60 million upon achievement by AstraZeneca of specified clinical events and up to $128 million in the aggregate upon achievement by AstraZeneca of all specified regulatory and commercial events. We will also receive tiered royalties in the low-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed product, if any. AstraZeneca may terminate the agreement effective upon six months’ prior written notice to us.

Pfizer

In March 2013, we entered into a research, option and license agreement with Pfizer, pursuant to which we granted to Pfizer two options to obtain an exclusive worldwide license to use, develop, manufacture and commercialize ACCURINS® incorporating specified Pfizer drug candidates, for the treatment, prevention and/or diagnosis of any disease or medical condition in humans, except that the licensed rights exclude some vaccine products and products for the treatment of brain cancer.

Under the agreement, we received an upfront payment of $4.0 million and achieved a $1 million development milestone in December 2014. In September 2015, we received notification that Pfizer exercised its option to acquire an exclusive license for the development and commercialization of the first compound covered by the agreement.  As a result of the option exercise, BIND earned a $2.5 million option exercise fee.  Pfizer has also notified us that that it has decided not to exercise its option to acquire an exclusive license for the development and commercialization of the second compound covered by the agreement.

We have the potential to receive additional contingent payments for the selected compound totaling up to $86 million in the aggregate upon achievement by Pfizer of specified development and regulatory events plus additional contingent payments totaling up to $110 million in the aggregate upon achievement by Pfizer of specified commercial events. We will also receive royalties in the low-

single digit to the high-single digit percentages of aggregate worldwide net sales, if any. We will receive royalties on a country-by-country and licensed product-by-licensed product basis generally until the expiration of the Pfizer patents covering such licensed product. Pfizer may terminate this agreement without cause for any or no reason effective upon 60 days’ prior written notice to us.

While we are responsible for conducting chemistry, manufacturing and control activities, Pfizer is responsible for all further development and commercialization activities with respect to the licensed products covered by the option, and Pfizer is also solely responsible for obtaining all regulatory approvals for the applicable licensed products and conducting all communications with regulatory authorities.

As a result of Pfizer’s exercise of its option to develop and commercialize the first compound covered by the agreement, we may not develop or commercialize, or license to a third party to develop or commercialize, any nanotherapeutic incorporating any compound in such compound’s family.

Roche

In June 2014, we entered into a research agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., or Roche, to discover novel nanomedicines using ACCURINS® for the treatment of diseases in therapeutic areas outside of oncology. The research agreement focuses on combining our ACCURIN technology with Roche’s proprietary therapeutic payloads and targeting ligands. Under the agreement, Roche paid us an immaterial, non-refundable upfront fee and, additionally, will compensate us for our research and development services up to a specified amount. The upfront fee will be creditable against an upfront fee negotiated in a future Roche agreement, if any.

Merck

In November 2014, we entered into a joint research and development agreement with Merck to discover and develop novel nanomedicines for oncology. This collaboration leverages our proprietary nanomedicine technology to create targeted ACCURINS® based on novel, potent payloads from Merck’s preclinical oncology portfolio. The agreement initially covers two Merck compounds, and also allows the incorporation of additional Merck compounds in the future. We agreed to fund and conduct research and development activities to advance ACCURIN product candidates based on these agents through first-in-human clinical studies, after which Merck and we will alternate in choosing whether or not to further develop and commercialize the ACCURIN products. If we opt in, we will pay Merck a royalty on future product sales, if any. If Merck opts in, it agreed to pay us a fee based on a multiple of our research and development expenses, plus a royalty on future product sales, if any.

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

Change in fair value of warrant liability

Change in fair value of warrant liability consists of changes in fair value of our warrants issued in our February 2015 underwritten public offering. The warrants contain weighted-average anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions, including but not limited to securities issued pursuant to equity compensation plans or arrangements, currently outstanding warrants, securities issued pursuant to shareholder rights plans, securities issued pursuant to certain strategic transactions or financings, and the first $30 million of securities sold under our at-the-market facility with Cowen that would otherwise cause an adjustment. The warrants are being recorded at fair value on our Consolidated Balance Sheets as a liability, and changes in fair value are included in change in fair value of warrant liability on our Consolidated Statement of Operations.

Interest Expense

Interest expense consists of interest expense on our amounts borrowed under our credit facility with Hercules Technology III, L.P. (“Hercules”) as lender.

Other Income (Expense), net

Other income (expense) consists of foreign currency transaction gains and losses and interest income. The functional currency of our Russian subsidiary is the ruble. Accordingly, the amounts denominated in U.S. dollars are subject to transaction gains and losses, which are reported in our Consolidated Statement of Operations.  Interest income consists of interest income earned on our cash and cash equivalents, short-term investments and income from loans to our founders and former chief executive officer.  The loans to our founders and former chief executive officer were fully repaid in August 2013.

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

Milestone Payments

We recognize a milestone payment as revenue in the period in which the milestone is achieved only if the applicable event achieved meets the definition of a milestone and the milestone is determined to be substantive. A milestone is considered substantive when it meets all of the following criteria: (1) the milestone is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone; (2) the milestone relates solely to past performance; and (3) the payment is reasonable relative to all of the deliverables and payment terms within the arrangement. Payments for achieving milestones which are not considered substantive are treated as additional arrangement consideration and are recognized over the period during which the performance obligations will be performed.

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

Warrant Liability

As part of February 2015 public offering, each unit consisted of one share of our common stock and six-tenths (0.6) of a warrant to purchase one share of our common stock with an exercise price of $6.60 per share. The warrants are being recorded at fair value on our Consolidated Balance Sheet as a liability and changes in fair value are included in fair value of warrant liability on our Consolidated Statement of Operations. Fair value of the warrants was determined using the Monte Carlo valuation model. Certain estimates and judgments were used including future funding and associated probabilities, and volatility among others.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2015, 2014 and 2013, in thousands, together with the change in each item as a percentage.

	Year Ended December 31,
	2015	% change	2014	% change	2013
Revenue	$15,401	48%	$10,426	(4%)	$10,901
Operating expenses:
Research and development	37,273	29%	28,874	18%	24,370
General and administrative	17,610	17%	15,060	12%	13,394
Total operating expenses	54,883	25%	43,934	16%	37,764
Loss from operations	(39,482)	18%	(33,508)	25%	(26,863)
Other income (expense)
Change in fair value of warrant liability	5,654	—	—	—	—
Impairment of restricted cash	(834)	—	—	—	—
Interest expense	(1,816)	482%	(312)	(55%)	(698)
Other income (expense), net	(101)	(108%)	1,283	(1,358%)	(102)
Total other income (expense)	2,903	199%	971	(221%)	(800)
Net loss	$(36,579)	12%	$(32,537)	18%	$(27,663)

Revenue

	Year Ended December 31,
(in thousands)	2015	% change	2014	% change	2013
Revenue	$15,401	48%	$10,426	(4%)	$10,901

The increase of $5.0 million in revenue for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to the $4.0 million clinical milestone earned in November 2015 for dosing of the first patient in AstraZeneca’s ACCURIN AZD2811 Phase 1 trial.

The decrease in revenue for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to a $3.1 million reduction in up-front license fee revenue recognized under our collaboration agreements with AstraZeneca, Amgen and Pfizer, compared to the prior year, and a $0.2 million reduction in research and development service revenue recognized under our government grants, compared to the prior year. These decreases were partially offset by a $2.8 million increase in reimbursable research and development services we performed under our collaboration agreements primarily with AstraZeneca, Pfizer and Roche, compared to the prior year

Research and Development Expense

	Year Ended December 31,
(in thousands)	2015	% change	2014	% change	2013
Research and development	$37,273	29%	$28,874	18%	$24,370

Research and development expenses represented approximately 68%, 66%, and 65% of our total operating expenses for the years ended December 31, 2015, 2014 and 2013, respectively.

The increase in research and development expense for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily driven by headcount growth to support the development of BIND’s internal pipeline and collaborations which led to an increase in salaries and benefits of $1.9 million, as well as an increase in reimbursable manufacturing expense of $1.9 million as we scaled up our clinical material manufacturing capability under our AstraZeneca collaboration.  We also had higher clinical trial expenses of $1.2 million due to the iNSITE 1 and iNSITE 2 clinical trials of BIND-014 as well as an increase in outsourced research and development services related to our preclinical candidates of $1.2 million.

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

We began to track and accumulate both external and internal costs by major program starting on January 1, 2013. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. The following table illustrates our research and development expenses by major program during the periods indicated:

	Year Ended December 31,			January 1, 2013 to
(in thousands)	2015	2014	2013	December 31, 2015
Research and development expenses:
BIND-014	$17,888	$14,771	$13,479	$46,138
Collaborations	8,462	6,459	4,738	19,659
Discovery and preclinical stage product programs, collectively	10,923	7,644	6,153	24,720
Total research and development expenses	$37,273	$28,874	$24,370	$90,517

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

Because of the risks inherent in drug discovery and development, we cannot reasonably estimate or know:

•	the nature, timing and estimated costs of the efforts necessary to complete the development of our programs;
•	the completion dates of these programs; or
•	the period in which material net cash inflows are expected to commence, if at all, from the programs described above and any potential future product candidates.

There is significant uncertainty regarding our ability to successfully develop any product candidates, including:

•	the scope, rate of progress and cost of our clinical trials that we are currently running or may commence in the future;
•	the scope and rate of progress of our preclinical studies and other research and development activities;

•	clinical trial results;
•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights relating to our programs under development;
•	the terms and timing of any strategic alliance, licensing and other arrangements that we have or may establish in the future relating to our programs under development;
•	the cost and timing of regulatory approvals;
•	the cost of establishing clinical supplies of any product candidates; and
•	the effect of competing technological and market developments.

General and Administrative Expense

	Year Ended December 31,
(in thousands)	2015	% change	2014	% change	2013
General and administrative	$17,610	17%	$15,060	12%	$13,394

For the year ended December 31, 2015, our general and administrative expenses increased by $2.6 million, or 17%, compared to the same period in 2014. The increase was primarily driven by $2.9 million in higher salaries, benefits and stock-based compensation expense for our general and administrative personnel primarily driven by headcount growth and included a $0.8 million non-recurring charge for salary, benefits and a stock options modification related to the March 2015 resignation and associated separation agreement with our former president and chief executive officer.

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

Change in Fair Value of Warrant Liability

	Year Ended December 31,
(in thousands)	2015	% change	2014	% change	2013
Change in fair value of warrant liability	$5,654	—	$—	—	$—

The warrants issued in our February 2015 underwritten public offering contain weighted-average anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions, including but not limited to securities issued pursuant to equity compensation plans or arrangements, currently outstanding warrants, securities issued pursuant to shareholder rights plans, securities issued pursuant to certain strategic transactions or financings, and the first $30 million of securities sold under our at-the-market facility with Cowen that would otherwise cause an adjustment. The warrants were recorded at fair value on our Consolidated Balance Sheets as a liability upon issuance. We recorded a $5.7 million change in fair value of warrant liability for the year ended December 31, 2015.

Impairment of Restricted Cash

	Year Ended December 31,
(in thousands)	2015	% change	2014	% change	2013
Impairment of restricted cash	$(834)	—	$—	—	$—

In November 2015, the Russian government seized a bank whose holdings included our Russian subsidiary’s restricted cash. Due to the uncertainty as to our ability to recover the asset, we have impaired this restricted cash on our balance sheet as of December 31, 2015 and recorded an impairment loss of $0.8 million in our Consolidated Statement of Operations.

Interest Expense

	Year Ended December 31,
(in thousands)	2015	% change	2014	% change	2013
Interest expense	$(1,816)	482%	$(312)	(55%)	$(698)

In January 2015, we entered into an amendment to the amended and restated credit facility with Hercules Technology III, L.P. (“Hercules”) as lender. The January 2015 amendment provided us with a term loan in an amount equal to $15.0 million, a portion of which was used to repay our then-existing term loan with Hercules in the aggregate amount of $3.1 million, and the remainder of which will be used for general corporate purposes. Our interest expense increased primarily due to the larger principal balance on our credit facility for the year ended December 31, 2015.

For the year ended December 31, 2014, our interest expense decreased primarily due to $0.3 million in additional interest expense related to the June 2013 amended and restated credit facility recorded during the year ended December 31, 2013.

Other Income (Expense), net

	Year Ended December 31,
(in thousands)	2015	% change	2014	% change	2013
Other income (expense), net	$(101)	(108%)	$1,283	(1,358%)	$(102)

The fluctuations in other income (expense) is primarily driven by gains and losses on Russian transactions. Our Russian subsidiary’s functional currency is the ruble, and the majority of its cash is held in U.S. dollars. Therefore, the U.S. dollar denominated cash held in Russia is subject to transaction gains and losses. We recorded $0.2 million of losses, $1.3 million of gains and $0.2 million of losses for the years ended December 31, 2015, 2014 and 2013, respectively.

Liquidity and Capital Resources

Since our inception and through December 31, 2015, our capital resources have included gross proceeds from the sale of common stock in our IPO, proceeds from the sale of preferred stock and convertible debt securities, collaborations and license agreements, government grants, and borrowings under our credit facility.

In addition to our existing cash, cash equivalents, and short-term investments, we receive research and development funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements. Our ability to earn these milestone payments and the timing of achieving these milestones is dependent upon the outcome of our research and development and regulatory activities and is uncertain at this time. Our rights to receive research and development funding and the payment of certain milestones, when achieved, under our collaboration agreements are our only committed external source of funds.

Our significant capital resources are as follows (in thousands):

	As of December 31,
	2015	2014	2013
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short & long-term investments	$36,942	$40,930	$77,383
Working capital	22,409	32,028	52,736
Total assets	50,742	54,068	88,408

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash used in operating activities	$(30,572)	$(29,886)	$(13,037)
Net cash provided by (used in) investing activities	3,225	409	(27,823)
Capital expenditures (included in investing activities above)	(5,819)	(3,358)	(2,588)
Net cash provided by (used in) financing activities	32,949	(1,293)	87,833

Operating Cash Flows

Net cash used in operating activities was $30.6 million during the year ended December 31, 2015, compared to $29.9 million in 2014. The increase of net cash used in operating activities of $0.7 million was primarily due to funding a higher net loss for the year ended December 31, 2015 partially offset by changes in working capital.

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

Investing Cash Flows

Net cash provided by investing activities was $3.2 million for the year ended December 31, 2015, compared to net cash provided by investing activities of $0.4 million in 2014. The increase in cash provided by investing activities during the year ended December 31, 2015 compared to 2014 was primarily due to an increase of $15.5 million in proceeds from maturities of investments and $2.9 million in proceeds from sales of investments partially offset by an increase of $13.3 million in purchases of investments. The purchases of property and equipment for the year ended December 31, 2015 included laboratory equipment and dedicated compounding space at a contract manufacturer, where we expect to manufacture both BIND-014 and ACCURIN AZD2811 at the double-digit kilogram scale.

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

Financing Cash Flows

Net cash provided by financing activities of $32.9 million during the year ended December 31, 2015 is primarily due to proceeds from our February 2015 public offering of $19.8 million as well as $14.8 million in borrowings under our credit facility.

Net cash used in financing activities of $1.3 million during the year ended December 31, 2014 was primarily due to $1.2 million in debt repayments under our credit facility.

Net cash provided by financing activities was $87.8 million during the year ended December 31, 2013 and was primarily due to the proceeds, net of expenses, from our initial public offering of $67.7 million, cash received related to the sale of Series D preferred stock to investors for net proceeds of $17.3 million, cash received related to the sale of Series BRN preferred stock to investors for net proceeds of $1.5 million as well as the net increase in debt of $1.2 million associated with the amended and restated credit facility.

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

At-the-Market Facility

In October 2014, we entered into an at-the-market sales agreement (“Sales Agreement”) with Cowen & Company, LLC (“Cowen”) pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $40 million through Cowen, acting as our sales agent. Upon delivery of a placement notice by us and subject to the terms and conditions of the Sales Agreement, Cowen will use its commercially reasonable efforts to sell shares of our common stock, based upon our instructions. We have provided Cowen with customary indemnification rights, and Cowen will be entitled to a commission of up to 3.0% of the gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cowen to sell shares in negotiated transactions. As of December 31, 2015, we had sold 204,696 shares of common stock under the Sales Agreement at an average price of $6.09 for net proceeds of approximately $1.2 million. We plan to use proceeds from the Sales Agreement for general corporate purposes. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any additional shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice and subject to other conditions under the Sales Agreement or may at any time upon notice terminate the Sales Agreement.

Public Offering of Equity Securities

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

The exercise price and the number and type of securities purchasable upon exercise of the warrants are subject to adjustment upon certain corporate events, including certain mergers, consolidations, tender offer or exchange offer, reclassifications, stock dividends and stock splits, cash dividends, a sale of all or substantially all of our assets and certain other events. In the event of an extraordinary transaction, as described in the warrants and generally including any merger with or into another entity, sale of all or substantially all of our assets, tender offer or exchange offer, or reclassification of common stock, we or any successor entity will pay at the holder’s option, exercisable at any time concurrently with or within 10 days after the consummation of the extraordinary transaction, an amount of cash equal to the value of the warrant as determined in accordance with the Black Scholes option pricing model and the terms of the warrants. In addition, the warrants contain weighted-average anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions, including but not limited to securities issued pursuant to equity compensation plans or arrangements, currently outstanding warrants, securities issued pursuant to shareholder rights plans, securities issued pursuant to certain strategic transactions or financings, and the first $30 million of securities sold under the Sales Agreement with Cowen that would otherwise cause an adjustment. The warrants are being recorded at fair value on our Consolidated Balance Sheets as a liability and remeasurements in fair value are included in change in fair value of warrant liability on our Consolidated Statement of Operations.

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

The principal balance of the New Term Loan bears interest at a floating per annum rate equal to 8.35% plus the prime rate less 3.25% (with a minimum rate of 8.35%). The interest rate at December 31, 2015 was 8.6%. The New Term Loan matures on July 2, 2018 (the “Maturity Date”) and we have been required to make interest-only payments on the New Term Loan since February 2, 2015. This obligation to make interest-only payments will continue through December 31, 2015. Beginning on January 1, 2016, we are paying equal monthly installments of principal and interest, with the entire remaining principal balance and all accrued and unpaid interest due on the Maturity Date. The loan can be prepaid at any time with certain additional amounts due based on the date of the prepayment. The loan is secured by our tangible assets as of the date of the loan and additions acquired thereafter.

The credit facility includes affirmative and negative covenants applicable to us and our subsidiaries. The affirmative covenants include, among others, covenants requiring us (and us to cause our subsidiaries) to maintain our legal existence and governmental approvals, deliver unqualified audited financial statements as of the end of the year and maintain insurance coverage. The negative covenants include, among others, restrictions on us and our subsidiaries transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. Additionally, the credit facility restricts us from investing in our wholly-owned domestic subsidiary, BIND Biosciences Security Corporation, unless we hold cash and other liquid investments equal to $25.0 million in BIND Therapeutics, Inc., less any payments of principal that we have made to Hercules under the credit facility. The credit facility contains certain restrictions on stock repurchases, dividend payments and future loans.

The credit facility also includes events of default, the occurrence and continuation of which provide Hercules with the right to exercise remedies against us and the collateral securing the loans under the credit facility, including our cash. These events of default include, among other things, our failure to pay any amounts due under the credit facility, a breach of covenants under the credit facility, our insolvency and the insolvency of our subsidiaries, the occurrence of any default under certain other indebtedness, and a final judgment against us in an amount greater than $500,000. Hercules could also declare a default upon the occurrence of a circumstance that would reasonably be expected to have a material adverse effect as defined under the credit facility, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. If we default under the facility, Hercules may potentially require us to renegotiate our agreement on terms less favorable to us or it may accelerate all of our obligations under the facility and foreclose on our pledged assets, potentially requiring us to immediately cease operations or file for bankruptcy protection. In the event that we are liquidated, Hercules’ right to repayment would be senior in most respects to the rights of the holders of our common stock to receive any proceeds from the liquidation.  The total principal outstanding under the credit facility as of December 31, 2015 was approximately $15.0 million.

Plan of Operations and Future Funding Requirements

We have generated an accumulated deficit of $173.9 million since inception and will require substantial additional capital to fund operations.  Our future success is dependent on our ability to develop our product candidates and ultimately upon our ability to attain profitable operations.  We are subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful discovery and development of our drug candidates; our need for additional funding, which may not be available; risks relating to the New Term Loan with Hercules; and the risks and uncertainties described in Part I, Item 1A, “Risk Factors” of this Form 10-K.

As of December 31, 2015, we had cash, cash equivalents and short-term investments of $36.9 million.  We expect that our cash, cash equivalents and short-term investments will fund our operating expense and capital expenditure requirements into the fourth quarter of 2016.  This expectation is based on our current operating plans and R&D funding that we expect to receive under our existing collaborations but excludes any potential milestone payments under our collaboration agreements.  This expectation also assumes that the scheduled payments to Hercules under our credit facility are not accelerated.  Under the terms of our credit facility, Hercules could accelerate our payment obligations upon the occurrence of a circumstance that would reasonably be expected to have a material adverse effect, as defined in the credit agreement, or another event of default.  If our principal obligations under such credit facility (which totaled approximately $15.0 million as of December 31, 2015) are accelerated, we would need to secure additional financing to fund our operating expense and capital expenditure requirements as early as the middle of April 2016.  In the event we are unable to secure the necessary financing, we may need to cease operations or file for bankruptcy protection.

By April 2016, we expect to report combined clinical data for BIND-014 in the following indications: i) non-small cell lung cancer (NSCLC) with squamous histology; ii) advanced cervical cancer; and iii) head and neck cancer. We have been pursuing and we intend to continue to pursue a potential collaboration for BIND-014. Continued clinical development of BIND-014 for any indication is contingent upon positive clinical data. Even if we obtain positive clinical data, we may need to curtail or terminate the development of BIND-014 if we are unable to obtain additional financing.  We expect that any decision to curtail or terminate the development of BIND-014, whether based on the lack of positive data or due to a lack of sufficient financing, would impact our future operating expense and capital expenditure requirements.

We have entered into collaborations with other biopharmaceutical companies to develop ACCURINS® based on therapeutic payloads from their product pipelines, and such collaborations currently represent a significant portion of our product pipeline. Our ongoing collaboration and license agreements include those we have with AstraZeneca, Pfizer, and Roche. These collaborations also have provided us with important funding for our development programs, and we expect to receive additional funding under these collaborations in the future. We are pursuing additional collaborations with biopharmaceutical companies for additional funding. We may seek additional funding through public or private offerings of equity securities, but such financing may not be available on acceptable terms, or at all, particularly in light of current market conditions and any upcoming results from our clinical trials of BIND-014.

If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate the development of BIND-014, activities under our collaboration agreements and other development programs or to scale back, suspend or terminate our business operations.

We believe that there is substantial doubt about our ability to continue as a going concern. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional funding may not be available to us on acceptable terms, or at all. Market conditions, including an historically low price for our common stock, will likely limit our ability to raise additional capital on acceptable terms, or at all, and the terms of any public or private offerings of stock likely would be significantly dilutive to existing stockholders.

Our future capital requirements will depend on many factors, including:

•	our collaboration agreements remaining in effect and our ability to achieve milestones under these agreements;
•	the progress and results of our clinical trials of BIND-014;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other drug candidates;
•	the number and development requirements of other drug candidates that we pursue;
•	the costs, timing and outcome of regulatory review of our drug candidates;
•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of our drug candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•	the extent to which we acquire or in-license other products and technologies.

Contractual Obligations and Contingent Liabilities

The following summarizes our significant contractual obligations as of December 31, 2015 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases	$3,484	$2,565	$915	$4	$—
Research and development contract obligations	1,430	135	325	440	530
Debt	15,000	5,399	9,601	—	—
Total obligations	$19,914	$8,099	$10,841	$444	$530

Operating Leases. Represents future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2015, including the remaining lease payments for our current facilities in Cambridge, Massachusetts. The minimum lease payments above do not include common area maintenance charges or real estate taxes.

Research and development contract obligations. Represents minimum annual license fees payable to universities under our license agreements.

Debt. Represents obligations by us to make payments under loan agreements. These amounts include interest.

The contractual obligations table does not include any potential contingent payments upon the achievement by us of specified patent prosecution, clinical, regulatory and commercial events, as applicable, or royalty payments we may be required to make under license agreements we have entered into with various universities pursuant to which we have in-licensed certain intellectual property, including our license agreement with the MIT. See “Business—Intellectual Property—In-Licensed Intellectual Property” for additional information. The table also excludes potential payments we may be required to make under manufacturing and CRO agreements as the timing of when these payments will actually be made is uncertain and the payments are contingent upon the initiation and completion of future activities.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2015, we had cash, cash equivalents and short term investments of $36.9 million, consisting of $12.8 million of interest-bearing money market accounts and $6.3 million of U.S. government securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments. As of December 31, 2015, we were also subject to interest rate risk from the loans under the credit facility that bear interest at an annual rate equal to 8.35% plus the prime rate less 3.25% (minimum rate of 8.35%). A 100 basis point increase in interest rates at December 31, 2015, would not have a material effect on our annual pre-tax interest expense.

In addition, we are subject to currency risk for balances held in rubles in our foreign subsidiary. We work to maintain all balances in U.S. dollars until payment in rubles is required to minimize this currency risk. Fluctuations in the exchange rate over the past 18 months have been approximately 67%. As of December 31, 2015, we maintained $1.0 million in cash, $0.9 million of which was denominated in U.S. dollars, in Russian banks. Transactions with these providers are predominantly settled in rubles and, therefore, we believe we have only minimal exposure to foreign currency exchange risk over time. We do not hedge against foreign currency risks. In December 2015, the Russian government seized the bank that held our Russian subsidiary’s restricted cash. Due to the uncertainty as to our ability to recover the asset, we have impaired this restricted cash on our Consolidated Balance Sheet as of December 31, 2015 and recorded an impairment loss of $0.8 million in our Consolidated Statement of Operations.

Item 8.	Financial Statements and Supplementary Data

BIND THERAPEUTICS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	69
Consolidated Balance Sheet as of December 31, 2015 and 2014	70
Consolidated Statement of Operations for the years ended December 31, 2015, 2014 and 2013	71
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013	72
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	73
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2015, 2014 and 2013	74
Notes to Consolidated Financial Statements	75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BIND Therapeutics, Inc.

Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of BIND Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BIND Therapeutics, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2015 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring use of cash to fund operations and service debt raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 15, 2016

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$24,654	$19,348
Short-term investments	12,288	21,582
Amounts due under collaboration agreements	1,377	2,892
Prepaid expenses and other current assets	2,100	2,141
Total current assets	40,419	45,963
Property and equipment, net	9,764	6,567
Restricted cash and other assets	559	1,538
Total	$50,742	$54,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,203	$1,792
Accounts payable	3,793	1,796
Accrued expenses	5,712	5,260
Current portion of deferred revenue	3,302	5,087
Total current liabilities	18,010	13,935
Long-term liabilities:
Long-term debt, less current	9,482	1,482
Deferred revenue, less current	2,691	481
Warrant liability	2,894	—
Other long-term liabilities	538	1,006
Total long-term liabilities	15,605	2,969
Total liabilities	33,615	16,904
Stockholders’ equity:
Preferred stock, $0.0001 par value—10,000,000 shares authorized, no shares issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value—200,000,000 shares authorized, 20,882,339 shares issued and outstanding at December 31, 2015, 16,548,681 shares issued and outstanding at December 31, 2014	2	2
Additional paid in capital	194,325	177,269
Accumulated deficit	(173,858)	(137,279)
Accumulated other comprehensive loss	(3,342)	(2,828)
Total stockholders’ equity	17,127	37,164
Total	$50,742	$54,068

See notes to consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$15,401	$10,426	$10,901
Operating expenses:
Research and development	37,273	28,874	24,370
General and administrative	17,610	15,060	13,394
Total operating expenses	54,883	43,934	37,764
Loss from operations	(39,482)	(33,508)	(26,863)
Other income (expense)
Change in fair value of warrant liability	5,654	—	—
Impairment of restricted cash	(834)	—	—
Interest expense	(1,816)	(312)	(698)
Other income (expense), net	(101)	1,283	(102)
Total other income (expense)	2,903	971	(800)
Net loss	(36,579)	(32,537)	(27,663)
Accretion of redeemable convertible preferred stock	—	—	(3,704)
Net loss attributable to common stockholders	$(36,579)	$(32,537)	$(31,367)
Net loss per share attributable to common stockholders, Basic and diluted	$(1.81)	$(1.97)	$(5.19)
Weighted average common shares outstanding:
Basic and diluted	20,224,292	16,495,648	6,049,385

See notes to consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(36,579)	$(32,537)	$(27,663)
Other comprehensive loss:
Foreign currency translation adjustments	(511)	(2,411)	(399)
Unrealized losses on investments	(3)	(3)	—
Comprehensive loss	$(37,093)	$(34,951)	$(28,062)

See notes to the consolidated financial statements

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(36,579)	$(32,537)	$(27,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,403	1,732	1,413
Stock-based compensation	3,358	2,566	6,016
Change in fair value of warrant liability	(5,654)	—	273
Amortization of debt discount	243	—	—
Expense related to issuance costs allocated to warrants measured at fair value	465	—	—
Other non-cash operating activities, net	326	45	56
Increase (decrease) in cash and cash equivalents from:
Amounts due under collaboration agreements	1,515	(1,624)	(1,213)
Prepaid expenses and other current assets	38	(707)	(164)
Impairment of restricted cash	834	—	—
Accounts payable, accrued expenses and other long term liabilities	2,000	2,114	1,368
Deferred revenue	479	(1,475)	6,877
Net cash used in operating activities	(30,572)	(29,886)	(13,037)
Cash flows from investing activities:
Purchases of property and equipment	(5,819)	(3,358)	(2,588)
Proceeds from repayment of stockholder loans	—	—	712
Proceeds from sales of short-term investments	14,691	11,759	—
Proceeds from maturities of short-term investments	46,790	31,271	800
Purchases of short-term investments	(52,489)	(39,164)	(26,629)
Other investing activities, net	52	(99)	(118)
Net cash provided by (used in) investing activities	3,225	409	(27,823)
Cash flows from financing activities:
Proceeds from issuance of Series D redeemable convertible preferred stock - net	—	—	17,284
Proceeds from issuance of Series BRN redeemable convertible preferred stock - net	—	—	1,500
Proceeds from underwritten public offering, net of underwriting discounts, commissions and offering expenses of $1,691	19,809	—	—
Proceeds from at-the-market sales agreement	1,179	—	—
Proceeds from initial public offering, net of commissions and offering costs	—	(265)	67,693
Proceeds from exercise of common stock options	425	235	236
Payments under capital lease	—	(38)	(53)
Borrowings under credit facility	14,810	—	4,500
Repayments of credit facility	(3,274)	(1,225)	(3,327)
Net cash provided by (used in) financing activities	32,949	(1,293)	87,833
Effect of exchange rate on cash	(296)	(1,494)	(247)
Increase (decrease) in cash and cash equivalents	5,306	(32,264)	46,726
Cash and cash equivalents—Beginning of year	19,348	51,612	4,886
Cash and cash equivalents—End of period	$24,654	$19,348	$51,612
Noncash financing activities:
Fair value of warrants allocated to debt discount	$368	$—	$—
Fair value of warrants allocated to warrant liability	$8,548	$—	$—
Supplementary cash flow information—Interest paid	$1,304	$598	$369

See notes to consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data and par value)

	Redeemable Convertible Preferred Stock, $0.0001 Par Value		Common Stock, $0.0001 Par Value		Loans Due from	Additional Paid-In	Total Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Stockholders	Capital	Deficit	Loss	Total
BALANCE—January 1, 2013	19,994,583	$79,286	2,151,739	$1	$(704)	$—	$(75,205)	$(15)	$(75,923)
Vesting of common stock			159,651						—
Issuance of Series D redeemable convertible preferred stock in 2013— net of issuance costs of $113	2,899,228	17,284
Issuance of Series BRN redeemable convertible preferred stock in 2013	250,000	1,500
Accrued interest on stockholder note					(8)				(8)
Payments of stockholder notes					712				712
Accretion of issuance costs to redemption value		308				(308)			(308)
Accrued dividends on redeemable convertible preferred stock		3,396				(1,522)	(1,874)		(3,396)
Preferred shares converted to common stock	(23,143,811)	(101,774)	8,833,504	1		101,773			101,774
Reclassification of warrants to purchase shares of redeemable convertible preferred stock into a warrant to purchase common stock						845			845
Issuance of Common Stock from initial public offering, net of underwriting fees and issuance costs of $8,629			5,070,499			67,428			67,428
Exercise of stock options			195,447			236			236
Stock-based compensation						6,016			6,016
Other comprehensive loss								(399)	(399)
Net loss							(27,663)		(27,663)
BALANCE—December 31, 2013	—	—	16,410,840	2	—	174,468	(104,742)	(414)	69,314
Vesting of common stock			27,847						—
Exercise of stock options			109,994			235			235
Stock-based compensation						2,566			2,566
Other comprehensive loss								(2,414)	(2,414)
Net loss							(32,537)		(32,537)
BALANCE—December 31, 2014	—	—	16,548,681	2	—	177,269	(137,279)	(2,828)	37,164
Issuance of common stock from underwritten public offering, net of issuance costs of $1,691			3,739,130			11,726			11,726
Warrants issued in connection with Hercules debt amendment						368			368
Common stock sold through At-the- Market facility, net			204,696			1,179			1,179
Exercise of stock options			308,560			425			425
Stock-based compensation			81,272			3,358			3,358
Other comprehensive loss								(514)	(514)
Net loss							(36,579)		(36,579)
BALANCE—December 31, 2015	—	$—	20,882,339	$2	$—	$194,325	$(173,858)	$(3,342)	$17,127

See notes to consolidated financial statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS

BIND Therapeutics, Inc. is a clinical-stage nanomedicine platform company developing ACCURINS®, which are targeted and programmable therapeutics. As used throughout these consolidated financial statements, the terms “BIND,” “we,” “us,” and “our” refer to the business of BIND Therapeutics, Inc. including our wholly-owned subsidiaries, BIND (RUS) LLC and BIND Biosciences Security Corporation. Our strategy is to leverage our Medicinal Nanoengineering® platform to develop our own pipeline of ACCURINS®, initially in oncology, as well as to develop ACCURINS® in collaboration with biopharmaceutical companies.

Liquidity—We have generated an accumulated deficit of $173.9 million since inception and will require substantial additional capital to fund operations.  Our future success is dependent on our ability to develop our product candidates and ultimately upon our ability to attain profitable operations.  We are subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful discovery and development of our drug candidates; our need for additional funding, which may not be available; and risks relating to our credit facility (the “New Term Loan”) with Hercules Technology III, L.P. (“Hercules”) as lender.

As of December 31, 2015, we had cash, cash equivalents and short-term investments of $36.9 million.  We expect that our cash, cash equivalents and short-term investments will fund our operating expense and capital expenditure requirements into the fourth quarter of 2016.  This expectation is based on our current operating plans and R&D funding that we expect to receive under our existing collaborations but excludes any potential milestone payments under our collaboration agreements.  This expectation also assumes that the scheduled payments to Hercules under our credit facility are not accelerated.  Under the terms of our credit facility, Hercules could accelerate our payment obligations upon the occurrence of a circumstance that would reasonably be expected to have a material adverse effect, as defined in the credit agreement, or another event of default.  If our principal obligations under such credit facility (which totaled approximately $15.0 million as of December 31, 2015) are accelerated, we would need to secure additional financing to fund our operating expense and capital expenditure requirements as early as the middle of April 2016.  In the event we are unable to secure the necessary financing, we may need to cease operations or file for bankruptcy protection.

By April 2016, we expect to report combined clinical data for BIND-014 in the following indications: i) non-small cell lung cancer (NSCLC) with squamous histology; ii) advanced cervical cancer; and iii) head and neck cancer. We have been pursuing and we intend to continue to pursue a potential collaboration for BIND-014. Continue clinical development of BIND-014 for any indication is contingent upon positive clinical data. Even if we obtain positive clinical data, we may need to curtail or terminate the development of BIND-014 if we are unable to obtain additional financing.  We expect that any decision to curtail or terminate the development of BIND-014, whether based on the lack of positive data or due to a lack of sufficient financing, would impact our future operating expense and capital expenditure requirements.

We have entered into collaborations with other biopharmaceutical companies to develop ACCURINS® based on therapeutic payloads from their product pipelines, and such collaborations currently represent a significant portion of our product pipeline. Our ongoing collaboration and license agreements include those we have with AstraZeneca, Pfizer, and Roche. These collaborations also have provided us with important funding for our development programs, and we expect to receive additional funding under these collaborations in the future.  We are pursuing additional collaborations with biopharmaceutical companies for additional funding. We will seek additional funding through public or private offerings of equity securities, but such financing may not be available on acceptable terms, or at all, particularly in light of current market conditions and any upcoming results from our clinical trials of BIND-014. Market conditions, including a historically low price for our common stock, will likely limit our ability to raise additional capital on acceptable terms, or at all, and the terms of any public or private offerings of stock likely would be significantly dilutive to existing stockholders.

If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate the development of BIND-014, activities under our collaboration agreements and other development programs, or to scale back, suspend or terminate our business operations.

The foregoing matters give rise to substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Foreign Currency Translation—The functional currency of our Russian subsidiary is the Russian ruble (RUB). All assets and liabilities of our Russian subsidiary are translated at year-end exchange rates and revenues and expenses are translated at average exchange rates for the year. Translation adjustments are reflected in the accumulated other comprehensive loss component of stockholders’ equity. At December 31, 2015, we maintained $1.0 million of cash, $0.9 million of which was denominated in U.S. dollars, in Russian banks. At December 31, 2014, we maintained $2.2 million of cash, $2.1 million of which was denominated in U.S. dollars, and $1.0 million of restricted cash in Russian banks. Accordingly, the amounts denominated in U.S. dollars are subject to transaction gains and losses, which are reported in the accompanying Consolidated Statement of Operations.

Cash and Cash Equivalents—Cash and cash equivalents are stated at fair value and include short-term, highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents consist of money market funds recorded at fair value and certificates of deposit and US government agency notes recorded at amortized cost.

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

Restricted Cash—Restricted cash represents cash deposits held in connection with obligations under facility leases. The restricted cash in 2014 related to performance collateral under our grant from the Ministry of Industry and Trade of the Russian Federation was impaired as of December 31, 2015 (see Note 8, “Restricted Cash”).

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

As of December 31, 2015, one customer accounted for 92% of our amounts due under collaboration agreements. As of December 31, 2014, two customers accounted for 55% and 41% of our amounts due under collaboration agreements.

During the year ended December 31, 2015, we had two customers representing 76% and 14% of total revenue. During the year ended December 31, 2014, we had two customers representing 68% and 13% of total revenue. During the year ended December 31, 2013, we had three customers representing 38%, 25% and 23% of total revenue.

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

Fair Value of Warrant Liability—Warrants issued in connection with our February 2015 underwritten public offering are being recorded at fair value on our Consolidated Balance Sheets as a liability and changes in fair value are included in change in fair value of warrant liability on our Consolidated Statements of Operations. Fair value of the warrants was determined using the Monte Carlo valuation model. Certain estimates and judgments were used including future funding and associated probabilities, and volatility, amongst others.

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

	Year Ended December 31,
	2015	2014	2013
Revenues:
United States	$14,271	$9,703	$9,955
Russia	1,130	723	946
Total Revenues	$15,401	$10,426	$10,901

	As of December 31,
	2015	2014
Long-Lived Assets:
United States	$9,073	$5,759
Russia	691	808
Total Long-Lived Assets	$9,764	$6,567

Revenue Recognition—

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

Milestone Payments

We recognize a milestone payment as revenue in the period in which the milestone is achieved only if the applicable event achieved meets the definition of a milestone and the milestone is determined to be substantive. A milestone is considered substantive when it meets all of the following criteria: (1) the milestone is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone; (2) the milestone relates solely to past performance; and (3) the payment is reasonable relative to all of the deliverables and payment terms within the arrangement. Payments for achieving milestones which are not considered substantive are treated as additional arrangement consideration and are recognized over a period which the performance obligations will be performed.

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

We assessed our income tax positions and recorded tax benefits based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. We classify interest and penalties associated with material uncertain tax positions as a component of income tax expense. As of December 31, 2015, we have not identified any material uncertain tax positions.

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

Through December 31, 2015, we had not experienced any losses related to these indemnification obligations and no material claims were outstanding. We do not expect significant claims related to these indemnification obligations, and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Recent Accounting Pronouncements—In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17). The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position.   ASU 2015-17 is effective for us on January 1, 2017.  We are currently assessing the potential impact of the adoption of ASU 2015-17 on our consolidated financial statements.

On April 7, 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 became effective for us on January 1, 2016 and we are currently assessing the impact of the adoption on our consolidated financial statements.

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

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 201409 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for us on January 1, 2018. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our consolidated financial statements.

On February 25, 2016, the FASB issued new guidance on the accounting for leases. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company has not yet assessed the impact of this new standard on its financial statements.

3.    NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table summarizes the computation of basic and diluted net loss per share attributable to our common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2015	2014	2013
Net loss	$(36,579)	$(32,537)	$(27,663)
Accretion of preferred stock issuance costs to redemption value	—	—	(308)
Accrued dividends on redeemable convertible preferred stock	—	—	(3,396)
Net loss attributable to common stockholders—basic and diluted	$(36,579)	$(32,537)	$(31,367)
Weighted-average number of common shares—basic and diluted	20,224,292	16,495,648	6,049,385
Net loss per share attributable to common stockholders—basic and diluted	$(1.81)	$(1.97)	$(5.19)

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

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or as-if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the losses reported:

	As of December 31,
	2015	2014	2013
Options to purchase common stock	3,245,780	2,769,307	2,212,298
Warrants to purchase common stock	2,399,117	74,412	74,412
Unvested common stock	—	—	27,866

4.    REVENUE

Our revenue for the periods presented consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Government grants	$1,130	$723	$946
Research and development agreements	14,271	9,703	9,955
Total	$15,401	$10,426	$10,901

Government Grants—Government grants consist primarily of a research grant from the Ministry for Industry and Trade of the Russian Federation (the “MPT Grant”) that was awarded in October 2012 in the amount of RUB 147.9 million ($4.9 million). Revenue recognized for this contract for the years ended December 31, 2015, 2014 and 2013, was $1.1 million, $0.7 million and $0.9 million, respectively. We completed our performance obligations and recognized all remaining revenue under the MPT grant during the year ended December 31, 2015.

Research and Development and Collaboration Agreements—Revenue recognized for research and development agreements related principally to our 2013 agreements with AstraZeneca AB, Pfizer Inc., and Amgen, Inc. and our 2014 agreement with F. Hoffmann-La Roche Ltd. Under these agreements, we perform research, development and manufacturing of ACCURINS®

incorporating therapeutic payloads and ligands from such pharmaceutical and biotechnology companies’ proprietary product portfolios and provide the resulting data from such work to the pharmaceutical and biotechnology companies in exchange for reimbursement upfront fees, for research and development services, upfront fees and milestones.

AstraZeneca AB—In April 2013, we entered into a license agreement with AstraZeneca. Under the agreement, we granted to AstraZeneca a worldwide license to research, develop, manufacture and commercialize ACCURINS® incorporating a specified AstraZeneca product candidate for any therapeutic use in humans or animals. This license is exclusive with respect to our intellectual property rights that arise under this agreement or the feasibility study that preceded it, and non-exclusive with respect to all of our other intellectual property rights. We and AstraZeneca are each responsible for using commercially reasonable efforts to develop licensed products under a development plan that extends a previously completed feasibility study we conducted for AstraZeneca. AstraZeneca is required to pay for substantially all of our development costs. AstraZeneca is also solely responsible for, and must use commercially reasonable efforts in, obtaining all regulatory approvals for licensed products.

Under the agreement, we received an upfront payment of $4.0 million in 2013. We achieved a $1.0 million development milestone in March 2015. In November 2015, we earned a $4.0 million clinical milestone for dosing of the first patient in AstraZeneca’s ACCURIN AZD2811 Phase 1 trial, which was recorded as revenue during the year ended December 31, 2015.

We have the potential to receive additional milestone payments totaling up to $60 million upon achievement by AstraZeneca of specified clinical events and up to $128 million in the aggregate upon achievement by AstraZeneca of all specified regulatory and commercial events.  We will also receive tiered royalties in the low-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed product, if any. We will receive royalties on a country-by-country and licensed product-by-licensed product basis generally until the AstraZeneca patents and any regulatory exclusivity relating to such licensed product expire.  AstraZeneca may terminate the agreement effective upon six months’ prior written notice to us.

We determined that the deliverables under the agreement include the license, the research and development services and participation in the Joint Steering Committee (“JSC”). The JSC deliverable ends at the same time as the research and development services. Our obligations related to the research and development services are to use commercially reasonable efforts to perform the research and development as set forth in the collaboration plan. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and undelivered research and development services and participation in the JSC do not have standalone value due to the specialized nature of the research and development services to be provided by us. In addition, while AstraZeneca has the ability to grant sublicenses, it cannot sublicense all or substantially all of its rights under the agreement. The uniqueness of our research and development services and the limited sublicense right are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered research and development and JSC services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition model on the final deliverable, since multiple deliverables are accounted for as a single unit of accounting. Under the agreement, the last deliverable to be completed is the research and development services and participation in the JSC which are expected to be completed in 2017. We are utilizing a proportional performance model to recognize revenue related to the upfront payment, achievement of non-substantive milestones and other research and development services (both internal effort as well as external costs). Revenue is recognized upon achievement for milestones that are determined to be substantive.

During the years ended December 31, 2015, 2014 and 2013, we recognized revenue of $11.7 million, $7.1 million and $2.5 million, respectively related to the AstraZeneca license agreement.

Pfizer Inc.—In March 2013, we entered into a research, option and license agreement with Pfizer Inc. pursuant to which we granted to Pfizer two options to obtain an exclusive worldwide license to use, develop, manufacture and commercialize ACCURINS® incorporating two Pfizer compounds, for the treatment, prevention and/or diagnosis of any disease or medical condition in humans, except that the licensed rights exclude some vaccine products and products for the treatment of brain cancer.

Under the agreement, we received an upfront payment of $4.0 million and achieved a $1.0 million development milestone in December 2014. In September 2015, we received notification that Pfizer exercised its option to acquire an exclusive license for the development and commercialization of the first compound covered by the agreement.  As a result of the option exercise, BIND received a $2.5 million option exercise fee, which is being recognized on a proportional basis. Pfizer also notified us that that it decided not to continue the development of the second compound covered by the agreement, and therefore would not exercise its option to acquire an exclusive license for the development and commercialization of the second compound.

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

While we are responsible for conducting chemistry, manufacturing and control activities, Pfizer is responsible for all further development and commercialization activities with respect to the licensed products covered by the option, and Pfizer is also solely responsible for obtaining all regulatory approvals for the applicable licensed products and conducting all communications with regulatory authorities.

Our obligations related to the research and development services are to use commercially reasonable efforts to perform the research and development including the chemistry, manufacturing and control activities as set forth in the collaboration plan. We considered our deliverables a single unit of accounting for revenue recognition purposes.  The Pfizer option exercise resulted in a change in accounting estimate for our chemistry, manufacturing and control activities. The performance period is the expected period over which the services of the combined unit are performed, which we now expect will continue into 2018 and include manufacturing through a Phase 1 clinical trial. We are utilizing a proportional performance model to recognize revenue related to the upfront payment, the option fee, achievement of non-substantive milestones and other research and development services (both our internal effort as well as external costs). Revenue is recognized upon achievement for milestones that are determined to be substantive.

During the years ended December 31, 2015, 2014 and 2013, we recognized revenue of $2.1 million, $1.4 million and $2.7 million, respectively, related to the Pfizer research, option and license agreement.

F. Hoffmann-La Roche Ltd.— In June 2014, we entered into a research agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., or Roche, to discover novel nanomedicines using ACCURINS® for the treatment of diseases in therapeutic areas outside of oncology. The research agreement focuses on combining BIND’s ACCURIN technology with Roche’s proprietary therapeutic payloads and targeting ligands. Under the agreement, Roche paid us an immaterial, non-refundable upfront fee and, additionally, will compensate us for our research and development services up to a specified amount. The upfront fee, which was received by us in July 2014, will be creditable against any such fee negotiated in a future Roche agreement, if any. Therefore, we will not recognize revenue related to the upfront fee during the term of the research agreement.  We recognized revenue of $0.4 million and $0.4 million for the years ended December 31, 2015, and 2014, respectively, for reimbursable research and development activities related to the Roche research agreement.

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

During the year ended December 31, 2015, we did not recognize revenue related to the Amgen license agreement. During the years ended December 31, 2014 and 2013, we recognized revenue of $0.8 million and $4.2 million, respectively, related to the Amgen license agreement.

5.     SHORT-TERM INVESTMENTS

The following is a summary of marketable securities as of December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
U.S. government securities(1)	$12,293	$—	$(5)	$12,288
Total	$12,293	$—	$(5)	$12,288
December 31, 2014
Certificates of deposit	$9,225	$—	$(4)	$9,221
U.S. government securities(1)	12,360	1	—	12,361
Total	$21,585	$1	$(4)	$21,582

(1)	U.S. government securities consist of U.S. treasuries, U.S. agency securities and U.S. government-sponsored enterprises

The contractual maturities of our investments as of December 31, 2015 are all due within one year. We had immaterial realized gains on our short-term investments for the years ended December 31, 2015 and 2014. Our certificates of deposit were each under $250,000 and were subject to insurance by the Federal Deposit Insurance Corporation. There were no other-than-temporary impairments recognized for the years ended December 31, 2015 and 2014.

6.    FAIR VALUE MEASUREMENTS

Financial instruments, including cash equivalents, restricted cash, amounts due under collaboration agreements, accounts payable, and accrued expenses are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2015 and 2014. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

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

There have been no changes to the valuation methods during the years ended December 31, 2015 and 2014. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the years ended December 31, 2015 and 2014. We had no short-term or long-term investments that were classified as Level 3 at any point during years ended December 31, 2015 and 2014. A summary of our assets and liabilities that are measured at fair value as of December 31, 2015 and 2014 is as follows (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Assets
Money market funds(1)	$13,384	$13,384	$—	$—
U.S. government securities	12,288	—	12,288	—
Total Assets	$25,672	$13,384	$12,288	$—
Liabilities
Warrant liability	$(2,894)	$—	$—	$(2,894)
Total Liabilities	$(2,894)	$—	$—	$(2,894)
December 31, 2014
Assets
Money market funds(1)	$10,268	$10,268	$—	$—
Certificates of deposit	9,221	—	9,221	—
U.S. government securities	12,361	—	12,361	—
Total Assets	$31,850	$10,268	$21,582	$—

(1)	Money market funds are included within cash and cash equivalents and restricted cash in the accompanying Consolidated Balance Sheets

In February 2015, we completed an underwritten public offering of 3,739,130 units at the public offering price of $5.75 per unit. Each unit consisted of one share of our common stock and six-tenths (0.6) of a warrant to purchase one share of our common stock with an exercise price of $6.60 per share (see Note 13, “Stockholders’ Equity”). These warrants are subject to revaluation at each balance sheet date, and any changes in fair value are recorded as a component of change in fair value of warrant liability, until the earlier of their exercise or expiration or upon the completion of a liquidation event. The following table sets forth a summary of changes in the fair value of our common stock warrant liability, which represented a recurring measurement classified within Level 3 of the fair value hierarchy, wherein fair value was estimated using significant unobservable inputs (in thousands):

Beginning balance, January 1, 2015	$—
Issuance of warrants in connection with underwritten public offering	8,548
Change in fair value of warrant liability	(5,654)
Ending balance, December 31, 2015	$2,894

There have been no changes to the valuation methods during the year ended December 31, 2015.

7.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses as of December 31, 2015 and 2014 consisted of the following (in thousands):

	As of December 31,
	2015	2014
Prepaid service agreements	$351	$249
Prepaid insurance expenses	700	628
Prepaid clinical expenses	618	426
Other prepaid expenses and other current assets	431	838
Total prepaid expenses and other current assets	$2,100	$2,141

8.    RESTRICTED CASH

In November 2015, the Russian government seized the bank whose holdings included our Russian subsidiary’s restricted cash. Due to the uncertainty as to our ability to recover the asset, we have impaired this restricted cash on our Consolidated Balance Sheet as of December 31, 2015 and recorded an impairment loss of $0.8 million in our Consolidated Statement of Operations.

9.    PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2015 and 2014 consisted of the following (in thousands):

	As of December 31,
	2015	2014
Equipment	$11,786	$9,081
Leasehold improvements	4,930	3,301
Furniture and fixtures	108	142
Total property and equipment	16,824	12,524
Less accumulated depreciation and amortization	(7,060)	(5,957)
Property and equipment, net	$9,764	$6,567

Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $2.4 million, $1.7 million, and $1.4 million, respectively.

During the year ended December 31, 2015, our capital expenditures of $5.8 million were primarily related to investments in lab equipment and dedicated compounding space at a contract manufacturer, where we expect to be able to manufacture both BIND-014 and ACCURIN AZD2811 at the double-digit kilogram scale.

10.    ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses as of December 31, 2015 and 2014 consisted of the following (in thousands):

	As of December 31,
	2015	2014
Accrued compensation and benefits	$2,101	$1,687
Deferred rent, current portion	680	606
Accrued clinical trial costs	377	700
Other accrued expenses	2,554	2,267
Total accrued expenses	$5,712	$5,260

Other long-term liabilities as of December 31, 2015 and 2014 consisted of the following (in thousands):

	As of December 31,
	2015	2014
Deferred rent, less current portion	$245	$925
Other long-term liabilities	293	81
Total other long-term liabilities	$538	$1,006

11.    LONG-TERM DEBT

Debt—In June 2013, we entered into an amended and restated credit facility with Hercules Technology III, L.P. (“Hercules”) as lender, pursuant to which we borrowed an aggregate principal amount of $4.5 million in term loans. In January 2015, we entered into an amendment to the amended and restated credit facility (“New Term Loan”) with Hercules Technology III, L.P. (“Hercules”) as lender. The January 2015 amendment provides us with a term loan in an amount equal to $15.0 million, a portion of which was used to repay our then-existing term loan with Hercules in the aggregate amount of $3.1 million, and the remainder of which is being used for general corporate purposes. Substantially all our assets serve as collateral for our New Term Loan.

The January 2015 amendment to the credit facility includes the same affirmative and negative covenants applicable to us and our subsidiaries as the June 2013 amended and restated credit facility. The affirmative covenants include, among others, covenants requiring us (and us to cause our subsidiaries) to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on us and our subsidiaries transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. Additionally, the credit facility restricts us from investing in our wholly-owned domestic subsidiary, BIND Biosciences Security Corporation, unless we hold cash and other liquid investments equal to $25.0 million, less any payments of principal that we have made to Hercules under the credit facility.

The credit facility also includes events of default, the occurrence and continuation of which provide Hercules with the right to exercise remedies against us and the collateral securing the loans under the credit facility, including our cash. These events of default include, among other things, our failure to pay any amounts due under the credit facility, a breach of covenants under the credit facility, including our obligation to provide unqualified audited financial statements as of the end of the year, our insolvency and the insolvency of our subsidiaries, the occurrence of any default under certain other indebtedness, and a final judgment against us in an amount greater than $500,000.

In addition, under the credit facility, Hercules can declare a material adverse effect while monitoring our business, our operations, our assets or our condition (financial or otherwise).  A material adverse effect is an event of default under the credit facility. In the event of default, repayment of amounts due under the credit facility may be accelerated by Hercules.

The principal balance of the New Term Loan bears interest at a floating per annum rate equal to 8.35% plus the prime rate less 3.25% (with a minimum rate of 8.35%).  The interest rate at December 31, 2015 was 8.6%. The New Term Loan matures on July 2, 2018 (the “Maturity Date”) and we made interest-only payments through the remainder of 2015. Beginning on January 1, 2016, we are paying in equal monthly installments of principal and interest, with the entire remaining principal balance and all accrued and unpaid interest due on the Maturity Date.

Future principal payments under our New Term Loan as of December 31, 2015, are as follows (in thousands):

2016	$5,399
2017	5,891
2018	3,710
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

In connection with the closing of the amendment in January 2015, we and Hercules entered into a Warrant Agreement (the “Warrant”), pursuant to which Hercules, as warrant holder, has the right to purchase 81,227 shares of our common stock at an exercise price of $5.54. The Warrant is exercisable beginning on the date of issuance and expires five years from that date. On the issuance date, the warrants were valued using the Black-Scholes option pricing model with the following assumptions: volatility of 73%, expected term of five years, risk-free interest rate of 1.3%, and a zero dividend yield. The Warrant fair value of $0.4 million and the facility charge of approximately $0.2 million have been recorded as a debt discount and are being amortized through interest expense using the effective interest method through the Maturity Date. In addition to the warrants issued with prior Hercules agreements and amendments, there were a total of 155,639 warrants outstanding as of December 31, 2015.

Interest expense for the years ended December 31, 2015, 2014 and 2013 was $1.8 million, $0.3 million, and $0.7 million, respectively.

12.     REDEEMABLE CONVERTIBLE PREFERRED STOCK

In connection with the closing of the IPO, all of our outstanding redeemable convertible preferred stock automatically converted to common stock at a 1:2.62 ratio on September 25, 2013, resulting in an additional 8,515,439 shares of our common stock becoming outstanding.

13.    STOCKHOLDERS’ EQUITY

At-the-Market Facility—In October 2014, we entered into an at-the-market sales agreement (“Sales Agreement”) with Cowen & Company, LLC (“Cowen”) pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $40 million through Cowen, acting as our sales agent. Upon delivery of a placement notice by us and subject to the terms and conditions of the Sales Agreement, Cowen will use its commercially reasonable efforts to sell shares of our common stock, based upon our instructions. We have provided Cowen with customary indemnification rights, and Cowen will be entitled to a commission of up to 3.0% of the gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock, under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cowen to sell shares in negotiated transactions. As of December 31, 2015, we had sold 204,696 shares of common stock under the Sales Agreement at an average price of $6.09 for net proceeds of approximately $1.2 million. We plan to use proceeds from the Sales Agreement for general corporate purposes. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any additional shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice and subject to other conditions under the Sales Agreement or may at any time upon notice terminate the Sales Agreement.

Public Offering of Equity Securities—In February 2015, we completed an underwritten public offering of 3,739,130 units at the public offering price of $5.75 per unit. Each unit consisted of one share of our common stock and six-tenths (0.6) of a warrant to purchase one share of our common stock with an exercise price of $6.60 per share. We received net proceeds of approximately $20 million after deducting underwriting discounts and commissions and offering expenses payable by us and not including any future proceeds from the exercise of the warrants.

The warrants were exercisable immediately upon their initial issuance date and will expire five years from the date of issuance. The shares of common stock and the warrants were immediately separable and were issued separately. The warrants contain weighted-average anti-dilution protection upon the issuance of any common stock, or securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions, including but not limited to securities issued pursuant to equity compensation plans or arrangements, currently outstanding warrants, securities issued pursuant to shareholder rights plans, securities issued pursuant to certain strategic transactions or financings, and the first $30 million of securities sold under the Sales Agreement with Cowen that would otherwise cause an adjustment. The warrants are being recorded at fair value on our Consolidated Balance Sheets as a liability and changes in fair value are included in change in fair value of warrant liability on our Consolidated Statement of Operations.

The assumptions used in calculating the fair value of the warrants represent management’s best estimates. The warrants were valued at December 31, 2015 and on the issuance date using a Monte Carlo valuation model, using estimates of future funding and associated probabilities and the following parameters:

	As of
	December 31, 2015	Upon Issuance
Expected volatility	105%	88%
Risk-free interest rate	1.56%	1.48%
Expected dividend yield	—	—
Expected term (years)	4.10	5.00

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

2013 Incentive Award Plan—Our 2013 Incentive Award Plan (the “2013 Plan”) provides for the issuance of common stock and stock options to employees, officers, directors, consultants, and advisors. Under the 2013 Plan, the Board determines the number of shares of common stock to be granted and the terms pursuant to the awards. The exercise price of incentive stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the 2013 Plan expire 10 years after the grant date, unless the Board sets a shorter term. In September 2013, the Board authorized the number of shares authorized to be issued under the 2013 Plan to 1,335,877. The 2013 Plan provides an annual increase on the first day of each calendar year beginning January 1, 2014 and ending on and including January 1, 2023, equal to the lesser of (A) 1,335,877 Shares, (B) 4% of the Shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (C) such smaller number of Shares as determined by the Board; provided, however, no more than 10,000,000 Shares may be issued upon the exercise of Incentive Stock Options. As of December 31, 2015, there were 564,671 shares of common stock available for future grant under the 2013 Plan. In January 2016, there was an increase of 835,269 shares of common stock available for future grant under the 2013 Plan.

2006 Stock Incentive Plan—Our 2006 Stock Incentive Plan (the “2006 Plan”) provided for the issuance of common stock and stock options to employees, officers, directors, consultants, and advisors. Under the 2006 Plan, the Board determined the number of shares of common stock to be granted pursuant to the awards, as well as the exercise price and terms of such awards. The exercise price of incentive stock options cannot be less than the fair value of the common stock on the date of grant. Stock options awarded under the 2006 Plan expire 10 years after the grant date, unless the Board sets a shorter term. In June 2013, the Board increased the number of shares authorized to be issued under the 2006 Plan to 3,157,394. As of December 31, 2015, there were no shares of common stock available for future grant under the 2006 Plan.

Prior to September 19, 2013, in determining the exercise prices for options granted, the Board considered the fair value of the common stock as of the measurement date. The fair value of the common stock was determined by the Board based on a variety of different factors, including our financial position, the status of development efforts, the composition and ability of the current scientific and management teams, the current climate in the market place, the illiquid nature of our common stock, arm’s-length sale of our preferred stock, the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event, among others.

Certain of our unvested stock options will vest upon the sale of all or substantially all of our stock or assets.

A summary of option activity under the 2013 Plan and 2006 Plan as of December 31, 2015, and changes during the year then ended is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2015	2,769,307	$4.99	7.55	$5,901
Granted	996,810	5.12		—
Exercised	(308,560)	1.83		1,369
Forfeited	(211,777)	6.69		148
Outstanding—December 31, 2015	3,245,780	5.27	7.50	374
Exercisable—December 31, 2015	1,729,089	4.63	6.34	360
Options vested and expected to vest—December 31, 2015	3,046,125	5.27	7.42	370

During the years ended December 31, 2015, 2014 and 2013, we used the Black-Scholes option-pricing model to estimate the fair value of stock option grants. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. The assumptions used in determining fair value of our employee stock options granted for the years ended December 31, 2015, 2014 and 2013, are as follows:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	75%	85%	67%
Weighted-average risk-free interest rate	1.72%	1.84%	1.26%
Expected dividend yield	—	—	—
Expected term (years)	5.32	5.89	6.03

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

The weighted-average grant-date fair value of options granted in 2015, 2014 and 2013 was $5.12, $7.78, and $6.05 per share, respectively. The fair value is being expensed over the vesting period of the options, generally four years, on a straight-line basis as the services are being provided.

During the year ended December 31, 2015, we did not issue any nonemployee stock options under consulting agreements to purchase shares of common stock. During the years ended December 31, 2014 and 2013, we issued nonemployee stock options under consulting agreements to purchase 50,000 and 30,000 shares of common stock, respectively, at a weighted-average exercise price of $8.45 and $9.33 per share, respectively, with primarily a four-year vesting period. The options were estimated to have a fair value at the grant date of approximately $357,000 and $221,000, respectively, using the Black-Scholes option-pricing model using the fair value of the common stock and the following assumptions:

	Year Ended December 31,
	2014	2013
Expected volatility	85%	74%
Weighted-average risk-free interest rate	2.50%	3.00%
Expected dividend yield	—	—
Expected term (years)	10	10

The related stock-based compensation is subject to remeasurement and is being expensed on a straight-line method over the vesting term.

During the year ended December 31, 2015, we granted 81,272 shares of common stock to non-employees for consulting services which were fully vested on the date of grant resulted in $0.4 million in compensation expense being recognized.

As of December 31, 2015, there was $4.7 million (includes $0.3 million of compensation for options containing performance conditions) of unrecognized compensation cost related to the stock options granted under the 2006 Plan and 2013 Plan. As of December 31, 2015, $4.4 million of compensation with only service conditions is expected to be recognized over the remaining requisite service period of 2.56 years.

We have recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying consolidated statement of operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$982	$1,079	$1,695
General and administrative	2,376	1,487	4,321
Total	$3,358	$2,566	$6,016

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

Reserved Shares—As of December 31, 2015 and 2014, we have reserved the following shares of common stock for warrants and exercise of stock options:

	As of December 31,
	2015	2014
Warrants to purchase common stock	2,399,117	74,412
2013 and 2006 stock option plans	3,810,451	4,293,307
Total	6,209,568	4,367,719

14.    INCOME TAXES

We have no current or deferred income tax expense for the years ended December 31, 2015, 2014 and 2013, due to our net operating loss position. We did not record a federal or state income tax provision or benefit for the year ended December 31, 2015, due to the losses incurred in the corresponding periods as well as our continued maintenance of a full valuation allowance against our net deferred tax assets.

The reconciliation between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
State taxes, net of federal tax benefit	6.1	5.9	0.0
Change in valuation allowance	(46.4)	(43.0)	(32.9)
Research and development tax credit	2.4	1.8	1.7
Stock-based compensation	—	—	(4.6)
Fair market value warrant adjustment	4.8	—	—
Return to provision	—	2.4	1.7
Other	(0.9)	(1.1)	0.1
Total	0.0%	0.0%	0.0%

The significant components of our deferred tax assets as of December 31, 2015 and 2014, are as follows (in thousands):

	As of December 31,
	2015	2014
Net operating loss carryforwards	$49,946	$31,538
Capitalized expenses	13,607	15,409
Research and development credits	5,765	4,259
Stock based compensation	3,809	3,195
Deferred revenue	1,133	1,635
Accrued expenses	907	757
Property and equipment	808	486
Deferred tax assets	75,975	57,279
Deferred tax liability	(1,843)	(1,236)
Valuation allowance	(74,132)	(56,043)
Net deferred tax asset and liability	$—	$—

Because of our limited operating history, management has concluded that it is more likely than not that the benefits of losses to date which result in deferred tax assets will not be realized and, accordingly, we provided a full valuation allowance against the net deferred tax assets. As such, there is no income tax benefit recorded in the accompanying Consolidated Statement of Operations for all periods presented. The valuation allowance increased by approximately $17.7 million and $15.1 million in 2015 and 2014, respectively, due to the increase in the deferred tax assets (primarily due to the net operating loss carryforwards and capitalization of certain expenses for tax purposes).

At December 31, 2015, we had federal, foreign, and state net operating loss carryforward of approximately $119.4 million, 5.7 million, and $116.7 million, respectively, available to reduce future taxable income, if any. The federal net operating loss carryforwards expire beginning in 2027 and ending in 2035. The state net operating loss carryforwards began expiring in 2012 and may continue to expire through 2035. At December 31, 2015, we had available federal and state income tax credits of approximately $3.5 million and $2.3 million, respectively, which are available to reduce future income taxes, if any, through 2029 (state) and 2035 (federal).

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

We file tax returns in the United States, Massachusetts, and Russia. In the United States and Massachusetts, the tax years 2006 through 2014 remain open to examination by the Internal Revenue Service and in Russia, the tax year 2014 remains open to examination by taxing jurisdictions in Russia. As a result, carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or other state tax authorities if they have or will be used in a future period. We are not currently under examination by the Internal Revenue Service or any other jurisdiction for any tax years. We do not believe material uncertain tax positions have arisen to date. We have not recorded any interest or penalties on any unrecognized tax benefits since our inception.

15.    COMMITMENTS

Leases—Our Cambridge headquarters is under a five-year operating lease beginning in April 2012 and expiring in 2017. In June 2014, we amended our primary office and laboratory lease to include space in the same building that we had been previously subleasing from a third party. Total rent expense for all operating leases for the years ended December 31, 2015, 2014 and 2013 was $1.9 million, $2.0 million, and $1.2 million, respectively.

In connection with the lease agreement, we issued a letter of credit to the landlord for $0.5 million in 2011. We secured the letter of credit using restricted cash for the full amount of the letter.

Future minimum commitments due under all leases at December 31, 2015, are as follows (in thousands):

Year Ending December 31,	Amount
2016	$2,565
2017	890
2018	25
2019	4
Total minimum lease payments	$3,484

License Agreements—We have license agreements with three universities. In 2007, we entered into a license agreement with the Massachusetts Institute of Technology (“MIT”) for a portfolio of approximately 15 patent families. We will pay royalties in the low single digit percentages on the commercial sale of such licensed product. We may also make contingent payments to MIT totaling up to $1.5 million in aggregate upon achievement of specified clinical, regulatory and commercial events. We are also required to pay MIT a percentage, ranging from the high-single digits to the low-mid double digits, of any consideration we receive from sublicensees, including our collaboration partners, and a specified percentage, in the mid-single digits, of all payments we receive in excess of a specified amount in the aggregate for the practice of the licensed patents on behalf of non-sublicensee third parties. Contingent payments totaling $2.1 million have been made to MIT through December 31, 2015.

We recorded research and development expenses, exclusive of sublicense consideration, relating to these agreements of $0.5 million, $0.2 million and $0.2 million for the years ended December 31, 2015 and 2014 and 2013 respectively.

16.    401(k) PLAN

We have a 401(k) defined contribution plan (the “401(k) Plan”) for substantially all of our employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. On October 1, 2015, at the election of our Board, we began matching 50% of the first 6% of participant contributions. Our matching contribution for the year ended December 31, 2015 was $0.1 million.

17.    QUARTERLY FINANCIAL DATA (unaudited)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except share and per share data):

	Three-months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$4,384	$2,524	$2,076	$6,417
Operating expenses:
Research and development	8,180	8,299	9,686	11,108
General and administrative	4,763	4,370	3,902	4,575
Total operating expenses	12,943	12,669	13,588	15,683
Loss from operations	(8,559)	(10,145)	(11,512)	(9,266)
Other income (expense)	246	(327)	1,357	1,627
Net loss	$(8,313)	$(10,472)	$(10,155)	$(7,639)
Net loss per share:
Basic and diluted	$(0.44)	$(0.51)	$(0.49)	$(0.37)
Weighted average common shares outstanding:
Basic and diluted	18,842,184	20,472,672	20,759,880	20,795,086

	Three-months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue	$1,565	$2,459	$3,365	$3,037
Operating expenses:
Research and development	6,823	6,901	7,131	8,019
General and administrative	3,261	3,774	3,827	4,198
Total operating expenses	10,084	10,675	10,958	12,217
Loss from operations	(8,519)	(8,216)	(7,593)	(9,180)
Other income (expense)	197	(228)	316	686
Net loss	$(8,322)	$(8,444)	$(7,277)	$(8,494)
Net loss per share:
Basic and diluted	$(0.51)	$(0.51)	$(0.44)	$(0.51)
Weighted average common shares outstanding:
Basic and diluted	16,423,795	16,464,410	16,544,402	16,548,092

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 21, 2016 to be filed with the Securities and Exchange Commission.

Item 10.	Directors, Executive Officers and Corporate Governance

Except as provided below, the information in response to this item contained to the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 21, 2016 and is incorporated herein by reference.

The information regarding executive officers is contained under the caption “Executive Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website at http://ir.bindtherapeutics.com/governance.cfm in the “Investors & Media” section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above.

Item 11.	Executive Compensation

The information required to be disclosed by this item is contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 21, 2016 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item is contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 21, 2016 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item is contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 21, 2016 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be disclosed by this item is contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 21, 2016 and is incorporated herein by reference.

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

3.    List of Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of BIND Therapeutics, Inc.	8-K	001-36072	3.1	9/25/13

3.2	Amended and Restated By-laws of BIND Therapeutics, Inc.	8-K	001-36072	3.2	9/25/13

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-190566	4.1	9/5/13

4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated as of November 7, 2011, as amended.	S-1	333-190566	4.2	8/12/13

4.3	Warrant dated June 27, 2008 issued by the Registrant to GE Capital Equity Investments, Inc.	S-1	333-190566	4.3	8/12/13

4.4	Warrant dated January 10, 2011 issued by the Registrant to Hercules Technology III, L.P.	S-1	333-190566	4.4	8/12/13

4.5	Warrant dated June 12, 2013 issued by the Registrant to Hercules Technology Growth Capital, Inc.	S-1	333-190566	4.5	8/12/13

4.6	Form of Indenture.	S-3	333-199105	4.2	10/01/14

4.7	Warrant Agreement, dated as of January 23, 2015, by and between the Registrant and Hercules Technology III, L.P.	8-K	001-36072	4.1	1/23/15

4.8	Warrant Agreement, dated as of February 10, 2015, between the Registrant and American Stock Transfer & Trust Company, LLC, and Form of Warrant Certificate.	10-Q	001-36072	4.2	5/7/15

10.1#	2006 Stock Incentive Plan, as amended, and form of option agreements thereunder	S-1	333-190566	10.1	8/12/13

10.2#	2013 Incentive Award Plan and forms of option agreement, restricted stock agreement and restricted stock unit agreement thereunder	S-1/A	333-190566	10.2	9/5/13

10.3#	Non-Employee Director Compensation Program, as amended on September 24, 2014	10-Q	001-36072	10.1	11/06/14

10.4#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-190566	10.4	8/20/13

10.5#	Consulting Agreement, dated as of October 31, 2006, by and between the Registrant and Robert S. Langer, Jr., as amended on June 11, 2010 and August 28, 2013	S-1/A	333-190566	10.5	9/5/13

10.6#	Separation Agreement and Release, dated March 10, 2015, between the Registrant and Scott Minick.	8-K	001-36072	10.1	3/10/15

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.7#	Amended and Restated Employment Agreement, dated as of June 28, 2013, between the Registrant and Daniel Lynch, as superseded by the Consulting Agreement, dated as of August 28, 2013	S-1/A	333-190566	10.10	9/5/13

10.8#	Severance Agreement, dated March 10, 2015, between the Registrant and Andrew Hirsch	8-K	001-36072	10.2	3/10/15

10.9†	Exclusive Patent License Agreement, dated as of June 30, 2007, as amended on November 24, 2008 and March 18, 2013, by and between the Registrant and Massachusetts Institute of Technology	S-1/A	333-190566	10.12	9/5/13

10.10†	Exclusive License Agreement, dated as of February 17, 2009, as amended on January 1, 2013, by and between the Registrant and The Johns Hopkins University	S-1/A	333-190566	10.13	8/28/13

10.11†	Exclusive License Agreement, dated as of January 31, 2013, by and between the Registrant and Yale University	S-1/A	333-190566	10.14	8/28/13

10.12†	Amended and Restated Research, Option and License Agreement, effective as of March 25, 2013, by and between the Registrant and Pfizer, Inc.	S-1/A	333-190566	10.16	8/28/13

10.13†	Second Amendment to the Research, Option and License Agreement, dated March 31, 2015, by and between the Registrant and Pfizer, Inc.	10-Q	001-36072	10.4	5/7/15

10.14†	Third Amendment to the Research, Option and License Agreement, dated December 15, 2015, by and between the Registrant and Pfizer, Inc.	8-K	001-36072	10.1	12/17/15

10.15†	Amended and Restated License Agreement, effective as of April 19, 2013, by and between the Registrant and AstraZeneca AB (publ)	S-1/A	333-190566	10.17	8/28/13

10.16	Amended and Restated Loan and Security Agreement, dated as of June 12, 2013, between the Registrant and Hercules Technology III, L.P.	S-1	333-190566	10.18	8/12/13

10.17	First Amendment to Amended and Restated Loan and Security Agreement, dated as of January 23, 2015, by and between Hercules Technology III, L.P., as Lender, and the Registrant, as Borrower.	8-K	001-36072	10.1	1/23/15

10.18	Lease, dated as of July 20, 2011, by and between the Registrant and BMR-325 Vassar Street LLC	S-1	333-190566	10.19	8/12/13

10.19	First Amendment to Lease, dated June 26, 2014, by and between the Registrant and BMR-325 Vassar Street LLC	10-Q	001-36072	10.2	8/7/14

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.20#	Omnibus Amendment to Stock Option Agreements under 2006 Stock Incentive Plan, dated as of January 13, 2014, between the Registrant and Greg Berk, M.D.	8-K	001-36072	10.2	1/17/14

21.1	Subsidiaries of the Registrant					*

23.1	Consent of Deloitte & Touche LLP					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIND Therapeutics, Inc.

By:	/s/ Andrew Hirsch
Andrew Hirsch President and Chief Executive Officer

March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
President and Chief Executive Officer
/s/ Andrew Hirsch		March 15, 2016
Andrew Hirsch	(principal executive officer)

/s/ Christopher Lindblom	Senior Vice President, Finance and Administration (principal financial and accounting officer)	March 15, 2016
Christopher Lindblom

/s/ Daniel Lynch	Chairman of the Board of Directors	March 15, 2016
Daniel Lynch

/s/ Peter Barton Hutt	Director	March 15, 2016
Peter Barton Hutt

/s/ Robert Langer, Sc.D.	Director	March 15, 2016
Robert Langer, Sc.D.

/s/ Amir Nashat, Sc.D.	Director	March 15, 2016
Amir Nashat, Sc.D.

/s/ Eric K. Rowinsky, M.D.	Director	March 15, 2016
Eric K. Rowinsky, M.D.

/s/ Charles A. Rowland, Jr.	Director	March 15, 2016
Charles A. Rowland, Jr.

/s/ Amy W. Schulman	Director	March 15, 2016
Amy W. Schulman

/s/ Arthur Tzianabos, Ph.D.	Director	March 15, 2016
Arthur Tzianabos, Ph.D.