Form 10-Q
period 2016-03-31
BIND Therapeutics, Inc
filed 2016-05-09
CIK 1385228

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

On May 6, 2016, the registrant had 20,886,802 shares of common stock, $0.0001 par value per share, outstanding.

BIND THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$11,207	$24,654
Short-term investments	10,281	12,288
Amounts due under collaboration agreements	2,232	1,377
Prepaid expenses and other current assets	1,026	2,100
Total current assets	24,746	40,419
Property and equipment, net	9,827	9,764
Restricted cash and other assets	559	559
Total	$35,132	$50,742
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,433	$5,203
Accounts payable	2,527	3,793
Accrued expenses	7,035	5,712
Current portion of deferred revenue	2,855	3,302
Total current liabilities	25,850	18,010
Long-term liabilities:
Long-term debt, less current	—	9,482
Deferred revenue, less current	2,252	2,691
Warrant liability	1,795	2,894
Other long-term liabilities	64	538
Total long-term liabilities	4,111	15,605
Total liabilities	29,961	33,615
Stockholders’ equity:
Preferred stock, $0.0001 par value—10,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value—200,000,000 shares authorized, 20,886,802 shares issued and outstanding at March 31, 2016, 20,882,339 shares issued and outstanding at December 31, 2015	2	2
Additional paid in capital	194,899	194,325
Accumulated deficit	(186,521)	(173,858)
Accumulated other comprehensive loss	(3,209)	(3,342)
Total stockholders’ equity	5,171	17,127
Total	$35,132	$50,742

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$1,873	$4,384
Operating expenses:
Research and development	11,237	8,180
General and administrative	3,574	4,763
Total operating expenses	14,811	12,943
Loss from operations	(12,938)	(8,559)
Other income (expense)
Change in fair value of warrant liability	1,099	920
Interest expense	(822)	(390)
Other income (expense), net	(2)	(284)
Total other income (expense)	275	246
Net loss	$(12,663)	$(8,313)
Net loss per share, Basic and diluted	$(0.61)	$(0.44)
Weighted average common shares outstanding:
Basic and diluted	20,882,458	18,842,184

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(12,663)	$(8,313)
Other comprehensive loss:
Foreign currency translation adjustments	126	(157)
Unrealized gains on investments	7	(1)
Comprehensive loss	$(12,530)	$(8,471)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,663)	$(8,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	853	461
Stock-based compensation	568	810
Change in fair value of warrant liability	(1,099)	(920)
Amortization of debt discount	57	465
Expense related to issuance costs allocated to warrants measured at fair value	—	219
Other non-cash operating activities, net	42	—
Increase (decrease) in cash and cash equivalents from:
Amounts due under collaboration agreements	(855)	(917)
Prepaid expenses and other current assets	1,079	235
Accounts payable, accrued expenses and other long term liabilities	(438)	(637)
Deferred revenue	(886)	(414)
Net cash used in operating activities	(13,342)	(9,011)
Cash flows from investing activities:
Purchases of property and equipment	(867)	(941)
Proceeds from maturities of short-term investments	8,251	12,973
Purchases of short-term investments	(6,276)	(26,330)
Other investing activities, net	(3)	(16)
Net cash provided by (used in) investing activities	1,105	(14,314)
Cash flows from financing activities:
Proceeds from underwritten public offering, net of underwriting discounts, commissions and offering expenses of $1,691	—	20,013
Proceeds from exercise of common stock options	6	173
Borrowings under credit facility	—	14,810
Repayments of credit facility	(1,309)	(3,274)
Net cash (used in) provided by financing activities	(1,303)	31,722
Effect of exchange rate on cash	93	(94)
(Decrease) increase in cash and cash equivalents	(13,447)	8,303
Cash and cash equivalents—Beginning of year	24,654	19,348
Cash and cash equivalents—End of period	$11,207	$27,651
Noncash financing activities:
Fair value of warrants allocated to debt discount	$—	$368
Fair value of warrants allocated to warrant liability	$—	$8,548
Supplementary cash flow information—Interest paid	$315	$345

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

BIND THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

BIND Therapeutics, Inc. is a biotechnology company developing novel targeted therapeutics, primarily for the treatment of cancer. As used throughout these consolidated financial statements, the terms “BIND,” “we,” “us,” and “our” refer to the business of BIND Therapeutics, Inc. including our wholly-owned subsidiaries, BIND (RUS) LLC and BIND Biosciences Security Corporation. Our product candidates are based on proprietary polymeric nanoparticles called ACCURINS®, which are engineered to target specific cells and tissues in the body at sites of disease and have the potential to achieve therapeutic outcomes not currently possible with conventional treatment modalities. Our strategy is to leverage our Medicinal Nanoengineering® platform to develop our own pipeline of ACCURINS®, initially in oncology, as well as to develop ACCURINS® in collaboration with biopharmaceutical companies.

The unaudited Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of our management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments which are necessary to present fairly our financial position as of March 31, 2016, the results of our operations and our comprehensive loss, and cash flows for the three months ended March 31, 2016 and 2015. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2016 are not indicative of the results for the year ending December 31, 2016, or for any future period.

Liquidity, Acceleration of Credit Facility and Chapter 11 Filing—We have an amended and restated credit facility with Hercules Technology III, L.P. (“Hercules”) as lender.  On April 26, 2016, we received a notice (the “Notice”) from Hercules asserting that an event of default had occurred under the credit facility. The delivery of the Notice followed several weeks of discussions between us and Hercules to attempt to restructure the debt outstanding under the credit facility, which did not ultimately result in an agreement. After receipt of the Notice, we and Hercules continued to attempt to negotiate a restructuring, however, we determined that the terms proposed by Hercules, including immediate repayment of a substantial portion of the outstanding principal balance of the credit facility, were not in our best interests. Hercules alleged in the Notice that we failed to deliver a control agreement to Hercules with respect to one of our investment accounts in violation of the terms of the credit facility and that such violation constitutes an event of default under the credit facility. In the Notice, Hercules stated that it was accelerating all obligations under the credit facility and demanded immediate payment in full of the outstanding balance of the credit facility, together with accrued interest, attorneys’ fees, late fees and costs of collection, in an amount equal to approximately $14.5 million. The Notice sought payment in full of such amount by April 29, 2016 and stated that, if the outstanding balance is not paid by such date, interest will continue to accrue at the rate of approximately $3,166 per day. In the Notice, Hercules reserved all further rights and remedies under the credit facility and the related security documents. As a result of the foregoing, the entire balance of debt outstanding under the credit facility has been classified as a current liability in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2016.

On May 1, 2016 we filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). We intend to continue to manage and operate our business under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  On May 3, 2016, we received Bankruptcy Court approval of certain “first-day” motions, which preserved our ability to continue operations without interruption in Chapter 11. As part of the “first-day” motions, we received approval to pay or otherwise honor certain pre-petition obligations generally designed to support our operations.

On May 2, 2016 we received a letter from The NASDAQ Stock Market, LLC (“NASDAQ”) stating that, based on our Chapter 11 filing, among other factors, our securities will be delisted from The NASDAQ Stock Market. We are currently appealing such determination.

As of March 31, 2016, we had cash and cash equivalents and short term investments of $21.5 million. Due to the Chapter 11 filing, our assets, including cash, are subject to the jurisdiction of the Bankruptcy Court. As of April 30, 2016, we had cash and cash equivalents and short term investments of approximately $16 million. We have generated an accumulated deficit of $186.5 million since inception and will require substantial additional capital to fund operations. Our future success is dependent on our ability to successfully emerge from Chapter 11, develop our product candidates and ultimately upon our ability to attain profitable operations. We are subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful discovery and development of our drug candidates; our need for additional funding, which may not be available.

The foregoing matters give rise to substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restructuring and Strategic Review—On April 6, 2016, we announced a restructuring plan designed to streamline operations and reduce our operating expenses. The restructuring includes a workforce reduction of 38 percent, and as of the filing date, is substantially complete. We also announced that the development of BIND-014 will no longer be funded internally and we will seek a collaborator to fund future development. In addition, we have begun reducing the workforce at our wholly owned subsidiary in Moscow. Collectively, these actions are expected to reduce our quarterly operating cash burn rate by the third quarter of 2016.

We are actively working with an investment bank to conduct a review of financial and strategic alternatives with the goal of maximizing stockholder value. Potential alternatives to be explored and evaluated during the review process may include raising additional capital, a strategic collaboration with one or more parties, or the licensing, sale or divestiture of some of our proprietary technologies. Pending a decision to undertake any financial or strategic alternatives, we are continuing development and collaboration activities in accordance with our current innovative medicines strategy while managing our cash position. There is no finite timetable for completion of the financial and strategic review process.

We have entered into collaborations with other biopharmaceutical companies to develop ACCURINS® based on targeting ligands and/or therapeutic payloads from their product pipelines, and such collaborations currently represent a significant portion of our product pipeline. Our ongoing collaboration and license agreements include those we have with AstraZeneca, Pfizer, and Roche. These collaborations also have provided us with important funding for our development programs, and we expect to receive additional funding under these collaborations in the future. We are pursuing additional collaborations with biopharmaceutical companies for new sources of funding. We may also seek additional funding through public or private offerings of equity securities, but such financing may not be available on acceptable terms, or at all, particularly in light of current market conditions, the historically low price for our common stock, the preliminary topline results from our clinical trials with BIND-014 announced on April 6, 2016, our recent Chapter 11 filing, and NASDAQ’s determination to delist our securities from The NASDAQ Stock Market absent a successful appeal. The terms of any public or private offerings of stock likely would be significantly dilutive to existing stockholders.

If we are unable to obtain additional funding on a timely basis, we may be required to curtail activities under our collaboration agreements and other development programs, or to scale back, suspend or terminate our business operations.

Summary of Significant Accounting Policies—There have been no material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

On February 25, 2016, the FASB issued new guidance on the accounting for leases. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. We have not yet assessed the impact of this new standard on its financial statements.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17). The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for us on January 1, 2017. We are assessing the potential impact of the adoption of ASU 2015-17 on our consolidated financial statements.

On April 7, 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 became effective for us on January 1, 2016 and the adoption did not have a material impact on our consolidated financial statements.

On August 27, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 is effective for us for the annual periods beginning on December 31, 2016 and for quarterly periods beginning on January 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-15 on our consolidated financial statements.

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

2. NET LOSS PER SHARE

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

	As of March 31,
	2016	2015
Options to purchase common stock	3,579,486	3,228,634
Warrants to purchase common stock	2,399,117	2,399,117

3. REVENUE

Our revenue for the periods presented consists of the following (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Research and development agreements	1,873	4,384
Total	$1,873	$4,384

Research and Development and Collaboration Agreements—Revenue recognized for research and development agreements in the three months ended March 31, 2016 and 2015 related principally to our agreements with AstraZeneca AB, Pfizer Inc. and our 2014 agreement with F. Hoffmann-La Roche Ltd. Under these agreements, we perform research, development and manufacturing of ACCURINS® incorporating therapeutic payloads and ligands from such pharmaceutical and biotechnology companies’ proprietary product portfolios and provide the resulting data from such work to the pharmaceutical and biotechnology companies in exchange for reimbursement upfront fees, for research and development services, upfront fees and milestones.

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

Under the agreement, we received an upfront payment of $4.0 million in 2013. We achieved a $1.0 million development milestone in March 2015. In November 2015, we earned a $4.0 million clinical milestone for dosing of the first patient in AstraZeneca’s ACCURINS® AZD2811 Phase 1 trial, which was recorded as revenue during the year ended December 31, 2015.

We have the potential to receive additional milestone payments totaling up to $60 million upon achievement by AstraZeneca of specified clinical events and up to $128 million in the aggregate upon achievement by AstraZeneca of all specified regulatory and commercial events. We will also receive tiered royalties in the low-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed product, if any. We will receive royalties on a country-by-country and licensed product-by-licensed product basis generally until the AstraZeneca patents and any regulatory exclusivity relating to such licensed product expire. AstraZeneca may terminate the agreement effective upon six months’ prior written notice to us. The agreement also contains a provision that purports to provide AstraZeneca with the right to terminate the agreement upon the filing or institution of bankruptcy, liquidation or receivership proceedings, or upon an assignment of substantially all of our assets for the benefit of creditors by us.

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

During the three months ended March 31, 2016 and 2015, we recognized revenue of $1.0 million and $3.5 million, respectively, related to the AstraZeneca license agreement.

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

We have the potential to receive additional contingent payments for the selected compound totaling up to $86 million in the aggregate and achievement by Pfizer of specified development and regulatory events plus additional contingent payments totaling up to $110 million in the aggregate upon achievement by Pfizer of specified commercial events. We will also receive royalties in the low-single digit to the high-single digit percentages of aggregate worldwide net sales, if any. We will receive royalties on a country-by-country and licensed product-by-licensed product basis generally until the expiration of the Pfizer patents covering such licensed product. Pfizer may terminate this agreement without cause for any or no reason effective upon 60 days’ prior written notice to us. The agreement also contains a provision that purports to provide Pfizer with the right to terminate the agreement upon the filing or institution of bankruptcy, reorganization, liquidation or receivership proceedings, or upon an assignment of substantially all of our assets for the benefit of creditors by us.

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

During the three months ended March 31, 2016 and 2015, we recognized revenue of $0.8 million and $0.7 million, respectively, related to the Pfizer research, option and license agreement.

F. Hoffmann-La Roche Ltd.—In June 2014, we entered into a research agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., or Roche, to discover novel nanomedicines using ACCURINS® for the treatment of diseases in therapeutic areas outside of oncology. The research agreement focuses on combining BIND’s ACCURINS® technology with Roche’s proprietary therapeutic payloads and targeting ligands. Under the agreement, Roche paid us an immaterial, non-refundable upfront fee and, additionally, will compensate us for our research and development services up to a specified amount. The upfront fee, which was received by us in July 2014, will be creditable against any such fee negotiated in a future Roche agreement, if any. Therefore, we will not recognize revenue related to the upfront fee during the term of the research agreement. During the three months ended March 31,

2016 and 2015, we recognized revenue of zero and $0.2 million, respectively, for reimbursable research and development activities related to the Roche research agreement.

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

The following is a summary of marketable securities (included in short-term investments in the Condensed Consolidated Balance Sheets) as of March 31, 2016 and December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
U.S. government securities(1)	$10,277	$4	$—	$10,281
Total	$10,277	$4	$—	$10,281
December 31, 2015
U.S. government securities(1)	$12,293	$—	$(5)	$12,288
Total	$12,293	$—	$(5)	$12,288

(1)	U.S. government securities consist of U.S. treasuries, U.S. agency securities and U.S. government-sponsored enterprises

The contractual maturities of the marketable securities as of March 31, 2016 and December 31, 2015 are all due within one year. We had no realized gains on our short-term investments for the three months ended March 31, 2016 and 2015, respectively. There were no other-than-temporary impairments recognized for the three months ended March 31, 2016 and 2015.

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

The following table provides the assets carried at fair value measured on a recurring basis as of March 31, 2016, and December 31, 2015 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Assets
Money market funds(1)	$6,765	$6,765	$—	$—
U.S. government securities(2)	13,033	—	13,033	—
Total Assets	$19,798	$6,765	$13,033	$—
Liabilities
Warrant liability	$(1,795)	$—	$—	$(1,795)
Total Liabilities	$(1,795)	$—	$—	$(1,795)
December 31, 2015
Assets
Money market funds(1)	$13,384	$13,384	$—	$—
U.S. government securities	12,288	—	12,288	—
Total Assets	$25,672	$13,384	$12,288	$—
Liabilities
Warrant liability	$(2,894)	$—	$—	$(2,894)
Total Liabilities	$(2,894)	$—	$—	$(2,894)

(1)	Money market funds are included within cash and cash equivalents and restricted cash in the accompanying Condensed Consolidated Balance Sheets.
(2)	U.S. government securities at March 31, 2016 are recorded within cash and cash equivalents and short-term investments in the accompanying Condensed Consolidated Balance Sheet.

Financial instruments, including cash equivalents, restricted cash, amounts due under collaboration agreements, accounts payable, and accrued expenses are carried in the Condensed Consolidated Financial Statements at amounts that approximate fair value at March 31, 2016 and December 31, 2015. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

We believe that our debt obligations bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value at March 31, 2016 and December 31, 2015. The debt fair value measurements are considered level 2 in the fair value hierarchy.

Included in cash and cash equivalents as of March 31, 2016 and December 31, 2015, are money market fund investments of $6.2 million and $12.8 million, U.S. government securities of $2.8 million and $6.3 million, respectively.

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

The assumptions used in calculating the fair value of the warrants represent management’s best estimates. The warrants were valued at March 31, 2016 and December 31, 2015 using a Monte Carlo valuation model using estimates of future funding and associated probabilities and the following parameters:

	As of
	March 31, 2016	December 31, 2015
Expected volatility	98%	105%
Risk-free interest rate	1.01%	1.56%
Expected dividend yield	—%	—%
Expected term (years)	3.85	4.10

The following table sets forth a summary of changes in the fair value of our common stock warrant liability, which represented a recurring measurement classified within Level 3 of the fair value hierarchy, wherein fair value was estimated using significant unobservable inputs (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$2,894	$—
Issuance of warrants in connection with underwritten public offering	—	8,548
Change in fair value of warrant liability	(1,099)	(920)
Ending balance	$1,795	$7,628

There have been no changes to the valuation methods during the three months ended March 31, 2016. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the three months ended March 31, 2016.

6. ACCRUED EXPENSES

Accrued expenses as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	As of
	March 31, 2016	December 31, 2015
Accrued compensation and benefits	$463	$2,101
Deferred rent, current portion	699	680
Accrued clinical trial costs	1,716	377
Accrued manufacturing costs	1,437	539
Other accrued expenses	2,720	2,015
Total accrued expenses	$7,035	$5,712

7. LONG-TERM DEBT

In June 2013, we entered into an amended and restated credit facility with Hercules as lender, pursuant to which we borrowed an aggregate principal amount of $4.5 million in term loans. In January 2015, we entered into an amendment to the amended and restated credit facility (“New Term Loan”) with Hercules. The January 2015 amendment provided us with a term loan in an amount equal to $15.0 million, a portion of which was used to repay our then-existing term loan with Hercules in the aggregate amount of $3.1 million, and the remainder of which is being used for general corporate purposes. Substantially all our assets serve as collateral for our New Term Loan.

The credit facility includes events of default, the occurrence and continuation of which provide Hercules with the right to exercise remedies against us and the collateral securing the loans under the credit facility, including our cash. These events of default include, among other things, our failure to pay any amounts due under the credit facility, our insolvency and the insolvency of our subsidiaries, the occurrence of any default under certain other indebtedness, a final judgment against us in an amount greater than $500,000 and a breach of covenants under the credit facility. On April 26, 2016, we received a Notice from Hercules asserting that an event of default had occurred under the credit facility. The delivery of the Notice followed several weeks of discussions between us and Hercules to attempt to restructure the debt outstanding under the credit facility, which did not ultimately result in an agreement. After receipt of the Notice, we and Hercules continued to attempt to negotiate a restructuring, however, we determined that the terms proposed by Hercules, including immediate repayment of a substantial portion of the outstanding principal balance of the credit facility, were not in our best interests. Hercules alleged in the Notice that we failed to deliver a control agreement to Hercules with respect to one of our investment accounts in violation of the terms of the credit facility and that such violation constitutes an event of default under the credit facility. In the Notice, Hercules stated that it was accelerating all obligations under the credit facility and demanded immediate payment in full of the outstanding balance of the credit facility, together with accrued interest, attorneys’ fees, late fees and costs of collection, in an amount equal to approximately $14.5 million. The Notice sought payment in full of such amount by April 29, 2016 and stated that, if the outstanding balance is not paid by such date, interest will continue to accrue at the rate of approximately $3,166 per day. In the Notice, Hercules reserved all further rights and remedies under the credit facility and the related security documents.

As a result of the Notice, repayment of amounts due under the credit facility was purported to be accelerated by Hercules, as such, the entire principal amount due has been classified as current as of March 31, 2016.

The principal balance of the New Term Loan bears interest at a floating per annum rate equal to 8.35% plus the prime rate less 3.25% (with a minimum rate of 8.35%). The interest rate at March 31, 2016 was 8.6%. The New Term Loan matures on July 2, 2018 (the “Maturity Date”) and we made interest-only payments through the remainder of 2015. Beginning on January 1, 2016, we are paying in equal monthly installments of principal and interest.

 In connection with the closing of the amendment in January 2015, we also paid Hercules a facility charge of approximately $0.2 million. Furthermore, on the earliest to occur of (i) the Maturity Date, (ii) the date that we prepay the New Term Loan, or (iii) the date that the New Term Loan becomes due and payable, we agreed to pay Hercules an end of term charge of approximately $0.8 million, which has been fully accrued for as of March 31, 2016. The full amount of the end of term charge has been accrued through interest expense using the effective interest method as of March 31, 2016.

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

We recorded interest expense related to the New Term Loan in the amount of $0.8 million, of which $0.4 million was accelerated due to the default, for the three months ended March 31, 2016.

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

Our wholly owned, drug candidate, BIND-014, is a prostate-specific membrane antigen (PSMA) -targeted ACCURINS® that contains docetaxel, a clinically-validated and widely-used cancer chemotherapy drug, as the therapeutic payload. PSMA is a clinically-validated tumor marker expressed on prostate cancer cells and the blood vessels of many types of non-prostate solid tumors, including non-small cell lung cancer, or NSCLC. On April 6, 2016, we announced preliminary topline result from the phase 2 iNSITE 1 trial in advanced non-small cell lung cancer (NSCLC) of squamous histology and the phase 2 iNSITE 2 trial in cervical and head and neck cancers. Based on preliminary data from these trials, we intend to seek licensing or collaboration opportunities for further development of BIND-014 in NSCLC and will halt further enrollment in the iNSITE 2 trial in advanced cervical and head and neck cancers.

We are continuing preclinical work on our remaining pipeline candidates. We have ongoing collaborations with Merck & Co. (known as Merck Sharp & Dohme outside of the United States and Canada), Pfizer Inc., AstraZeneca AB, F. Hoffmann-La Roche Ltd., Macrophage Therapeutics (a subsidiary of Navidea Biopharmaceuticals), Synergy Pharmaceuticals, Inc. and PeptiDream, Inc., to develop ACCURINS® based on their proprietary therapeutic payloads and/or targeting ligands.

We were incorporated in May 2006 and commenced active operations in early 2007. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking preclinical studies and, beginning in 2011, conducting clinical trials. To date, we have financed our operations primarily through our initial public offering, an underwritten public offering of common stock and warrants, our at-the-market sales agreement (the “Sales Agreement”) with Cowen & Company, LLC (“Cowen”), private placements of our preferred stock and convertible debt securities, borrowings under our credit facility with Hercules Technology III, L.P., or Hercules, collaborations and government grants. We have no products approved for sale, and all of our revenue to date has been collaboration revenue or government grant revenue. As of March 31, 2016, our cash and cash equivalents and marketable securities totaled $21.5 million, of which $1.0 million was held by our Russian subsidiary for use in its operations.

Chapter 11 Filing

We have an amended and restated credit facility with Hercules Technology III, L.P. (“Hercules”) as lender.  On April 26, 2016, we received a notice (the “Notice”) from Hercules asserting that an event of default had occurred under the credit facility.  The delivery of the Notice followed several weeks of discussions between us and Hercules to attempt to restructure the debt outstanding under the credit facility, which did not ultimately result in an agreement. After receipt of the Notice, we and Hercules continued to attempt to negotiate a restructuring, however, we determined that the terms proposed by Hercules, including immediate repayment of a substantial portion of the outstanding principal balance of the credit facility, were not in our best interests. Hercules alleged in the Notice that we failed to deliver a control agreement to Hercules with respect to one of our investment accounts in violation of the terms of the credit facility and that such violation constitutes an event of default under the credit facility. In the Notice, Hercules stated that it was accelerating all obligations under the credit facility and demanded immediate payment in full of the outstanding balance of the credit facility, together with accrued interest, attorneys’ fees, late fees and costs of collection, in an amount equal to approximately $14.5 million. The Notice sought payment in full of such amount by April 29, 2016 and stated that, if the outstanding balance is not paid by such date, interest will continue to accrue at the rate of approximately $3,166 per day. In the Notice, Hercules reserved all further rights and remedies under the credit facility and the related security documents.

On May 1, 2016 we filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). We intend to continue to manage and operate our business under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. On May 3, 2016, we received Bankruptcy Court approval of certain “first-day” motions, which preserved our ability to continue operations without interruption in Chapter 11. As part of the “first-day” motions, we received approval to pay or otherwise honor certain pre-petition obligations generally designed to support our operations.

On May 2, 2016 we received a letter from The NASDAQ Stock Market, LLC (“NASDAQ”) stating that, based on our Chapter 11 filing, among other factors, our securities will be delisted from The NASDAQ Stock Market. We are currently appealing such determination.

Since inception, we have incurred significant operating losses. Our net loss was $12.7 million and $8.3 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $186.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. These conditions, in addition to our recent Chapter 11 filing and NASDAQ’s determination that our securities will be delisted from The NASDAQ Stock Market absent a successful appeal, raise substantial doubt about our ability to continue as a going concern. Our Chapter 11 filing has materially and adversely affected the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to avoid liquidation may be limited.

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

Under the agreement, we received an upfront payment of $4.0 million in 2013. In March 2015, we achieved a $1.0 million development milestone. In November 2015, we earned a $4.0 million clinical milestone for dosing of the first patient in AstraZeneca’s ACCURINS® AZD2811 Phase 1 trial. We have the potential to receive additional milestone payments totaling up to $60 million upon achievement by AstraZeneca of specified clinical events and up to $128 million in the aggregate upon achievement by AstraZeneca of all specified regulatory and commercial events. We will also receive tiered royalties in the low-single digit to the low-double digit percentages of aggregate worldwide net sales of licensed product, if any. AstraZeneca may terminate the agreement effective upon six months’ prior written notice to us. The agreement also contains a provision that purports to provide AstraZeneca with the right to terminate the agreement upon the filing or institution of bankruptcy, liquidation or receivership proceedings, or upon an assignment of substantially all of our assets for the benefit of creditors by us.

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

We have the potential to receive additional contingent payments for the selected compound totaling up to $86 million in the aggregate upon achievement by Pfizer of specified development and regulatory events plus additional contingent payments totaling up to $110 million in the aggregate upon achievement by Pfizer of specified commercial events. We will also receive royalties in the low-single digit to the high-single digit percentages of aggregate worldwide net sales, if any. We will receive royalties on a country-by-country and licensed product-by-licensed product basis generally until the expiration of the Pfizer patents covering such licensed product. Pfizer may terminate this agreement without cause for any or no reason effective upon 60 days’ prior written notice to us. The agreement also contains a provision that purports to provide Pfizer with the right to terminate the agreement upon the filing or institution of bankruptcy, reorganization, liquidation or receivership proceedings, or upon an assignment of substantially all of our assets for the benefit of creditors by us.

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

Roche

In June 2014, we entered into a research agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., or Roche, to discover novel nanomedicines using ACCURINS® for the treatment of diseases in therapeutic areas outside of oncology. The research agreement focuses on combining our ACCURINS® technology with Roche’s proprietary therapeutic payloads and targeting ligands. Under the agreement, Roche paid us an immaterial, non-refundable upfront fee and, additionally, will compensate us for our research and development services up to a specified amount. The upfront fee will be creditable against an upfront fee negotiated in a future Roche agreement, if any.

Merck

In November 2014, we entered into a joint research and development agreement with Merck to discover and develop novel nanomedicines for oncology. This collaboration leverages our proprietary nanomedicine technology to create targeted ACCURINS® based on novel, potent payloads from Merck’s preclinical oncology portfolio. The agreement initially covers two Merck compounds, and also allows the incorporation of additional Merck compounds in the future. We agreed to fund and conduct research and development activities to advance ACCURINS® product candidates based on these agents through first-in-human clinical studies, after which Merck and we will alternate in choosing whether or not to further develop and commercialize the ACCURINS® products. If we opt in, we will pay Merck a royalty on future product sales, if any. If Merck opts in, it agreed to pay us a fee based on a multiple of our research and development expenses, plus a royalty on future product sales, if any. The agreement contains a provision that purports to provide Merck with the right to terminate the agreement upon the filing or institution of bankruptcy, reorganization, liquidation or receivership proceedings, or upon an assignment of substantially all of our assets for the benefit of creditors by us.

Financial Overview

Revenue

Our revenue consists of collaboration revenue, which may include amounts recognized related to upfront payments for licenses or options to obtain licenses in the future, research and development funding and milestone payments earned under collaboration and license agreements with our collaborators. In addition, we earn revenue under the terms of government contracts which require the performance of certain research and development activities. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development reimbursements, payments for manufacturing services, and milestone and other payments from collaborations. We do not expect to generate revenue from product sales for at least the next several years. If we or our collaborators fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

Our research and development expenses are made up of external costs and internal costs, which are primarily compensation expenses for our full-time research and development employees and related expenses. Beginning in January 2013, we implemented a project-based time reporting system so that we can allocate internal costs on a project-by-project basis. We have incurred a total of $151.5 million in research and development expenses from inception through March 31, 2016.

We expense research and development costs as incurred. Conducting a significant amount of research and development is central to our business model. Drug candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. The successful development of our clinical and preclinical drug candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of our drug candidates, our collaborations, or any of our preclinical programs or the period, if any, in which material net cash inflows from our drug candidates may commence. Clinical development timelines, the probability of success and development costs can differ materially from expectations. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of a drug candidate or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

Other Income (Expense), net

Other income (expense) consists of foreign currency transaction gains and losses and interest income. The functional currency of our Russian subsidiary is the ruble. Accordingly, the amounts denominated in U.S. dollars are subject to transaction gains and losses, which are reported in our Consolidated Statement of Operations. Interest income consists of interest income earned on our cash, cash equivalents and short-term investments.

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

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this Quarterly Report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2016. There have been no material changes to our critical accounting policies through March 31, 2016 from those discussed in our Annual Report on Form 10-K filed on March 15, 2016.

Results of Operations for the three months ended March 31, 2016 and 2015

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015, in thousands, together with the change in each item as a percentage.

	Three Months Ended March 31,
	2016	% change	2015
Revenue	$1,873	(57%)	$4,384
Operating expenses:
Research and development	11,237	37%	8,180
General and administrative	3,574	(25%)	4,763
Total operating expenses	14,811	14%	12,943
Loss from operations	(12,938)	51%	(8,559)
Other income (expense)
Change in fair value of warrant liability	1,099	19%	920
Interest expense	(822)	111%	(390)
Other income (expense), net	(2)	(99%)	(284)
Total other income (expense)	275	12%	246
Net loss	$(12,663)	52%	$(8,313)

Revenue

	Three Months Ended March 31,
(in thousands)	2016	% change	2015
Revenue	$1,873	(57%)	$4,384

Total revenue for the three months ended March 31, 2016 decreased 57% compared to the three months ended March 31, 2015. The $2.5 million decrease was primarily due to a reduction in revenue from the AstraZeneca collaboration which was because of a lower level of reimbursable activity as well as timing of reimbursable invoices during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Research and Development Expense

	Three Months Ended March 31,
(in thousands)	2016	% change	2015
Research and development	$11,237	37%	$8,180

For the three months ended March 31, 2016, our research and development expenses increased by 37%, or $3.1 million, compared to the same period in 2015. The increase in our research and development expenses was primarily driven by a $2.2 million increase in our clinical trial costs, since during the three months ended March 31, 2016 enrollment in the iNSITE 1 and iNSITE 2 trials of BIND-014 were at their peak levels, and a $0.9 million increase in manufacturing costs related to an engineering manufacturing run completed at the 15kg scale at our contract manufacturer in Germany.

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

	Three Months Ended March 31,		January 1, 2013 to
(in thousands)	2016	2015	March 31, 2016
Research and development expenses:
BIND-014	$7,201	$3,020	$53,339
Collaborations	1,305	2,793	20,964
Discovery and preclinical stage product programs, collectively	2,731	2,367	27,451
Total research and development expenses	$11,237	$8,180	$101,754

General and Administrative Expense

	Three Months Ended March 31,
(in thousands)	2016	% change	2015
General and administrative	$3,574	(25%)	$4,763

For the three months ended March 31, 2016, our general and administrative expenses decreased by 25%, or $1.2 million compared to the same period in 2015. The decrease in general and administrative expenses was partially due to $0.6 million in expenses related to one-time severance and stock-based compensation charges for our former chief executive officer who resigned during the three months ended March 31, 2015. We also had a decrease in general consulting expenses of $0.4 million compared to the three months ended March 31, 2015.

Change in fair value of warrant liability

	Three Months Ended March 31,
(in thousands)	2016	% change	2015
Change in fair value of warrant liability	$1,099	19%	$920

The warrants issued in our February 2015 underwritten public offering contain weighted-average anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions, including but not limited to securities issued pursuant to equity compensation plans or arrangements, currently outstanding warrants, securities issued pursuant to shareholder rights plans, securities issued pursuant to certain strategic transactions or financings, and the first $30 million of securities sold under our at-the-market facility with Cowen that would otherwise cause an adjustment. The warrants were recorded at fair value on our Condensed Consolidated Balance Sheets as a liability upon issuance. We recorded a $1.1 million change in fair value of warrant liability for the three months ended March 31, 2016 compared to $0.9 million for the three months ended March 31, 2015, which was primarily driven by a decrease in the stock price.

Interest Expense

	Three Months Ended March 31,
(in thousands)	2016	% change	2015
Interest expense	$(822)	111%	$(390)

In January 2015, we entered into an amendment to the amended and restated credit facility with Hercules Technology III, L.P. (“Hercules”) as lender. The January 2015 amendment provided us with a term loan in an amount equal to $15.0 million, a portion of which was used to repay our then-existing term loan with Hercules in the aggregate amount of $3.1 million, and the remainder of which will be used for general corporate purposes. The $0.4 million increase in interest expense during the three months ended March 31, 2016 was the result of fully recognizing the end of term charge on the Hercules credit facility as a consequence of classifying the New Term Loan as a current liability.

Other Income (Expense), net

	Three Months Ended March 31,
(in thousands)	2016	% change	2015
Other income (expense), net	$(2)	(99%)	$(284)

We recorded issuance costs allocated to warrants issued in our February 2015 underwritten public offering of $0.5 million in other expense during the three months ended March 31, 2015. In addition, our Russian subsidiary’s functional currency is the ruble, and the majority of its cash is held in U.S. dollars. Therefore, the U.S. dollar denominated cash held in Russia is subject to transaction gains and losses. In the three months ended March 31, 2016, we had recorded $0.1 million in transaction losses compared to a $0.1 million gain for the three months ended March 31, 2015.

Liquidity and Capital Resources

Since our inception and through March 31, 2016, we have financed our operations primarily through our initial public offering, an underwritten public offering of common stock and warrants, our at-the-market sales agreement with Cowen, private placements of our preferred stock and convertible debt securities, borrowings under our credit facility with Hercules, collaborations and government grants. As of March 31, 2016, our cash, cash equivalents and short-term investments totaled $21.5 million. Approximately $1.0 million of our cash and cash equivalents was held by our Russian subsidiary.

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

The principal balance of the New Term Loan bears interest at a floating per annum rate equal to 8.35% plus the prime rate less 3.25% (with a minimum rate of 8.35%). The New Term Loan matures on July 2, 2018 (the “Maturity Date”). On January 1, 2016, we began to repay the New Term Loan in equal monthly installments of principal and interest. The loan is secured by our tangible assets as of the date of the loan and additions acquired thereafter.

The credit facility includes events of default, the occurrence and continuation of which provide Hercules with the right to exercise remedies against us and the collateral securing the loans under the credit facility, including our cash. These events of default include, among other things, our failure to pay any amounts due under the credit facility, our insolvency and the insolvency of our subsidiaries, the occurrence of any default under certain other indebtedness, and a final judgment against us in an amount greater than $500,000, and a breach of covenants under the credit facility.

On April 26, 2016, we received a Notice from Hercules asserting that an event of default had occurred under the credit facility. The delivery of the Notice followed several weeks of discussions between us and Hercules to attempt to restructure the debt outstanding under the credit facility, which did not ultimately result in an agreement. After receipt of the Notice, we and Hercules continued to attempt to negotiate a restructuring, however, we determined that the terms proposed by Hercules, including immediate repayment of a substantial portion of the outstanding principal balance of the credit facility, were not in our best interests. Hercules alleged in the Notice that we failed to deliver a control agreement to Hercules with respect to one of our investment accounts in violation of the terms of the credit facility and that such violation constitutes an event of default under the credit facility. In the Notice, Hercules stated that it was accelerating all obligations under the credit facility and demanded immediate payment in full of the outstanding balance of the credit facility, together with accrued interest, attorneys’ fees, late fees and costs of collection, in an amount equal to approximately $14.5 million. The Notice sought payment in full of such amount by April 29, 2016 and stated that, if the outstanding balance is not paid by such date, interest will continue to accrue at the rate of approximately $3,166 per day. In the Notice, Hercules reserved all further rights and remedies under the credit facility and the related security documents.

Plan of Operations and Future Funding Requirements

We have generated an accumulated deficit of $186.5 million since inception and will require substantial additional capital to fund operations. On May 1, 2016 we filed a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Code in the United States Bankruptcy Court. We intend to continue to manage and operate our business under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

Our future success is dependent on our ability to successfully emerge from Chapter 11, develop our product candidates and ultimately upon our ability to attain profitable operations. We are subject to a number of risks similar to other early-stage life science companies, including, but not limited to, successful discovery and development of our drug candidates; our need for additional funding, which may not be available; and the risks and uncertainties described in Part I, Item 1A, “Risk Factors” of this Form 10-Q.

As of March 31, 2016, we had cash, cash equivalents and short-term investments of $21.5 million. Due to the Chapter 11 filing, our assets, including our cash, are subject to the jurisdiction of the Bankruptcy Court. On May 3, 2016, we received Bankruptcy Court approval of certain “first-day” motions, which preserved our ability to continue operations without interruption in Chapter 11. As part of the “first-day” motions, we received approval to pay or otherwise honor certain pre-petition obligations generally designed to support our operations.

On April 6, 2016 we announced a restructuring plan designed to streamline operations and reduce our operating expenses. The restructuring includes a workforce reduction of 38 percent, and as of the filing date, it is substantially complete. We also announced that BIND-014 will no longer be funded internally and we will seek a collaborator to fund future development. In addition, we have begun reducing the workforce at our wholly owned subsidiary in Moscow. Collectively, these actions are expected to bring our quarterly operating cash burn rate to approximately $6 million per quarter by the third quarter of 2016.

We are actively working with an investment bank to conduct a review of financial and strategic alternatives with the goal of maximizing stockholder value. Potential alternatives to be explored and evaluated during the review process may include raising additional capital, a strategic collaboration with one or more parties, or the licensing, sale or divestiture of some of our proprietary technologies. Pending a decision to undertake any financial or strategic alternatives, we are continuing development and collaboration activities in accordance with our current innovative medicines strategy while managing our cash position. There is no finite timetable for completion of the financial and strategic review process.

On May 2, 2016 we received a letter from NASDAQ stating that, based on our Chapter 11 filing, among other factors, our common stock will be delisted from The NASDAQ Stock Market. We are currently appealing such determination, but there is no assurance that our appeal will result in the continued listing of our common stock on The NASDAQ Stock Market.

We have entered into collaborations with other biopharmaceutical companies to develop ACCURINS® based on targeting ligands and/or therapeutic payloads from their product pipelines, and the product candidates being developed under such collaborations currently represent a significant portion of our product pipeline. Our ongoing collaboration and license agreements include those we have with AstraZeneca, Pfizer, and Roche. These collaborations also have provided us with important funding for our development programs, and we expect to receive additional funding under these collaborations in the future. We are pursuing additional collaborations with biopharmaceutical companies for new sources of funding. We may seek additional funding through public or private offerings of equity securities, but such financing may not be available on acceptable terms, or at all, particularly in light of current market conditions, the historically low price for our common stock, the preliminary topline results from our clinical trials with BIND-014 announced on April 6, 2016, our recent Chapter 11 filing, and NASDAQ’s determination to delist our securities from The NASDAQ Stock Market absent a successful appeal.

If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate activities under our collaboration agreements and other development programs or to scale back, suspend or terminate our business operations.

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

Our future capital requirements will depend on many factors, including:

•	our ability to successfully emerge from Chapter 11;
•	our collaboration agreements remaining in effect and our ability to achieve milestones under these agreements;
•	our ability to secure a collaborator for continued development of BIND-014;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other drug candidates;
•	the number and development requirements of other drug candidates that we pursue;
•	the costs, timing and outcome of regulatory review of our drug candidates;
•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of our drug candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•	the extent to which we acquire or in-license other products and technologies.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(13,342)	$(9,011)
Net cash provided by (used) in investing activities	1,105	(14,314)
Capital expenditures (included in investing activities above)	(867)	(941)
Net cash (used in) provided by financing activities	(1,303)	31,722

Operating Cash Flows

Net cash used in operating activities was $13.3 million during the three months ended March 31, 2016, compared to $9.0 million in 2015. The increase of net cash used in operating activities of $4.3 million was primarily due to funding a higher net loss for the three months ended March 31, 2016 partially offset by changes in working capital.

Investing Cash Flows

Net cash provided by investing activities was $1.1 million for the three months ended March 31, 2016, compared to net cash used in investing activities of $14.3 million in 2015. The change was primarily driven by a decrease in purchases of short-term investments of $20.1 million.

Financing Cash Flows

Net cash used in financing activities of $1.3 million during the three months ended March 31, 2016 was primarily due to repayments of our credit facility.

Net cash provided by financing activities of $31.7 million during the three months ended March 31, 2015 was primarily due to the proceeds, net of expenses, from our February 2015 underwritten public offering of $20 million and the net increase in debt of $11.5 million associated with the amended and restated credit facility.

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

Contractual Obligations

There have been no material changes to our contractual obligations during the three months ended March 31, 2016. Please refer to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2016, we had cash, cash equivalents and short-term investments of $21.5 million, consisting of $13.1 million of U.S. government securities and $6.2 million of interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments. As of March 31, 2016, we were also subject to interest rate risk from the loans under the credit facility that bear interest at an annual rate equal to 8.35% plus the prime rate less 3.25% (minimum rate of 8.35%). A 100 basis point increase in interest rates at March 31, 2016, would not have a material effect on our annual interest expense.

In addition, we are subject to currency risk for balances held in rubles in our foreign subsidiary. We work to maintain all balances in U.S. dollars until payment in rubles is required to minimize this currency risk. Fluctuations in the exchange rate over the past 18 months have been approximately 65%. As of March 31, 2016, we maintained $1.0 million in cash, substantially all of which was denominated in U.S. dollars, in Russian banks. Transactions with these providers are predominantly settled in rubles and, therefore, we believe we have only minimal exposure to foreign currency exchange risk over time. We do not hedge against foreign currency risks.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive and financial officer that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 1, 2016 we filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). We intend to continue to manage and operate our business under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Our filing of the voluntary petition followed our receipt, on April 26, 2016, of a Notice from Hercules asserting that an event of default had occurred under our credit facility. In the Notice, Hercules stated that it was accelerating all obligations under the credit facility and demanded immediate payment in full of the outstanding balance of the credit facility, together with accrued interest, attorneys’ fees, late fees and costs of collection, in an amount equal to approximately $14.5 million.

On May 3, 2016, we received Bankruptcy Court approval of certain “first-day” motions, which preserved our ability to continue operations without interruption in Chapter 11. As part of the “first-day” motions, we received approval to pay or otherwise honor certain pre-petition obligations generally designed to support our operations. At this time, it is not possible to predict the outcome of the Chapter 11 proceeding or its effect on our business.

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

Risks Related to our Chapter 11 Filing

Risks and uncertainties associated with our restructuring process under Chapter 11 of the Bankruptcy Code, may lead to potential adverse effects on our liquidity, results of operations or business prospects.

We are subject to a number of risks and uncertainties associated with the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code, which may lead to potential adverse effects on our liquidity, results of operations or business prospects. We cannot assure you of the outcome of our Chapter 11 case. Risks associated with the Chapter 11 filing may include an adverse impact on the following:

•	our ability to continue as a going concern;
•	our ability to obtain Bankruptcy Court approval with respect to motions we file in the Chapter 11 case and the impact of Bankruptcy Court rulings on the case in general;
•	the length of time we will operate in Chapter 11 and our ability to successfully emerge from Chapter 11;
•	our ability to consummate and implement a plan of reorganization with respect to our Chapter 11 case;
•	risks associated with third party motions and other relief sought in the Chapter 11 case, and their potential impact on our operations and ability to emerge from Chapter 11;
•	our ability to maintain sufficient liquidity throughout the Chapter 11 case;
•	increased costs related to the Chapter 11 filing and other litigation;
•	our ability to manage agreements that are critical to our operations and, to obtain and maintain appropriate terms with collaborators, contract manufacturers and other third parties;
•	the resolution of all pre-petition claims against us; and
•	our ability to maintain existing collaborations and vendor relationships.

A plan of reorganization and related disclosure statement have not been filed, and the terms and provisions of a plan of reorganization are uncertain.

A plan of reorganization or related disclosure statement has not been filed with the Bankruptcy Court and may not be filed for some time. All outstanding prepetition claims against us will likely be subject to compromise in a plan of reorganization. At this stage of our Chapter 11 case, we are not in a position to predict the terms and provisions of a plan, including how outstanding prepetition claims and equity interests will be treated under a plan of reorganization or how our Chapter 11 case or how a plan of reorganization will impact our common stock. The treatment of claims and equity interests under a plan of reorganization will be dependent on a number of factors including the amount of claims allowed in our Chapter 11 case, the value of our assets, business results, negotiations with creditors and other factors. It is possible that implementation of a plan of reorganization could substantially dilute our existing common stock or result in the cancellation of such stock. We have the exclusive right to file a plan of reorganization through and including August 29, 2016. We expect to seek court approval for further extension of that period of exclusivity, if necessary.

Our common stock could be delisted by NASDAQ, and if such delisting occurs it could limit the liquidity of our common stock, increase its volatility and hinder our ability to raise capital.

On May 2, 2016 we received a letter from the NASDAQ Stock Market LLC stating that, based on our Chapter 11 filing, we no longer met the continuing listing requirements necessary to maintain our listing on the NASDAQ Stock Market. While we are currently appealing NASDAQ’s determination, there can be no assurance that we will meet the conditions required by the NASDAQ hearings panel and maintain the listing of our common stock on NASDAQ.  The delisting of our common stock from NASDAQ could limit the liquidity of our common stock, increase the volatility in the price of our common stock, and hinder our ability to raise capital.

Due to our Chapter 11 filing, our outstanding shares of capital stock may be cancelled and holders of our capital stock may not be entitled to any payment in respect of their shares.

As a result of our Chapter 11 case, all of our outstanding shares of capital stock may be cancelled and holders of our capital stock may not be entitled to any payment in respect of their shares. In addition, certain of our obligations to certain of our creditors may be satisfied by the issuance of shares of capital stock in satisfaction of their claims. The value of any capital stock so issued may be less than the face value of our obligations to those creditors and, if our common stock remains listed on The NASDAQ Stock Market or traded on an over-the-counter market, its price may be volatile. We would expect trading in our common stock to be limited, and our stockholders may not be able to resell our common stock for their purchase price or at all. Furthermore, our current stockholders may receive no continuing interest in us once we emerge from Chapter 11.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $12.7 million for the quarter ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $186.5 million. Through March 31, 2016, we have financed our operations primarily through our initial public offering, an underwritten public offering of common stock and warrants, our at-the-market sales agreement with Cowen & Company, LLC, or Cowen, private placements of our preferred stock and convertible debt securities, borrowings under our credit facility with Hercules Technology III, L.P., or Hercules, collaborations and government grants. All of our revenue to date has been derived from collaboration agreements and government grants. We have devoted a substantial amount of our financial resources and efforts to developing our Medicinal Nanoengineering® platform, identifying potential drug candidates, and conducting preclinical studies and clinical trials. We are completing Phase 2 clinical trials of BIND-014 and our collaborations and our preclinical pipeline are in various stages of development. On April 6, 2016 we reported preliminary topline data for BIND-014 from the phase 2 iNSITE 1 trial in non-small cell lung cancer (NSCLC) with squamous histology and the phase 2 iNSITE 2 trial in advanced cervical and head and neck cancers. Based on these data, we intend to seek licensing or collaboration opportunities for further development of BIND-014 in NSCLC; we have halted further enrollment in the iNSITE 2 trial in advanced cervical and head and neck cancers. Any future clinical development of BIND-014 will require a collaborator. We have not completed the development of any ACCURINS® or other drugs. We expect to continue to incur significant expenses and operating losses for the foreseeable future and our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our capital needs may increase significantly to the extent that we:

•	our ability to successfully emerge from Chapter 11;
•	continue the research and development (R&D) of our internal pipeline;
•	develop our ACCURINS® platform to use oligonucleotide therapeutics as payloads;
•	conduct our proof-of-concept work with Macrophage Therapeutics, Synergy Pharmaceutical, Inc. and PeptiDream, Inc.;
•	scale up external manufacturing capabilities for clinical trial material needs for our collaborators;

•	seek to enhance our Medicinal Nanoengineering® platform and discover and develop additional drug candidates;
•	seek regulatory approvals for any drug candidates that perform successfully in clinical trials;
•	potentially establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio; and
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

Even if we do successfully emerge from Chapter 11 and achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our R&D efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause you to lose part or all of your investment.

We will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.

As of March 31, 2016, we had cash, cash equivalents and short-term investments of $21.5 million. On April 26, 2016, we received a Notice from Hercules asserting that an event of default had occurred under the credit facility. In the Notice, Hercules stated that it was accelerating all obligations under the credit facility and demanded immediate payment in full of the outstanding balance of the credit facility, together with accrued interest, attorneys’ fees, late fees and costs of collection, in an amount equal to approximately $14.5 million. On May 1, 2016 we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. We will need additional funding to continue development of our internal pipeline and collaborations. In addition, if we obtain regulatory approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our R&D programs or any future commercialization efforts.

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

Our future capital requirements will depend on many factors, including:

•	our ability to successfully emerge from Chapter 11;
•	our collaboration agreements remaining in effect, our ability to achieve milestones under these agreements and our entering into additional collaboration agreements;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other drug candidates;
•	the progress and results of developing our ACCURINS® platform to use oligonucleotide therapeutics as payloads;

•	the progress and results of our proof-of-concept work with Macrophage Therapeutics, Synergy Pharmaceuticals, Inc. and PeptiDream, Inc.;
•	the costs, timing and outcome of regulatory review of our drug candidates;
•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of our drug candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•	the extent to which we acquire or in-license other products and technologies.

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

Because Hercules has accelerated our payment obligations under the credit facility, we may not be able to continue as a going concern.

We have an amended credit facility with Hercules with an outstanding principal balance as of May 1, 2016 of approximately $13.3 million that is secured by a lien covering substantially all of our personal property, excluding intellectual property. On April 26, 2016, we received a Notice from Hercules asserting that an event of default had occurred under the credit facility. In the Notice, Hercules stated that it was accelerating all obligations under the credit facility and demanded immediate payment in full of the outstanding balance of the credit facility, together with accrued interest, attorneys’ fees, late fees and costs of collection, in an amount equal to approximately $14.5 million. On May 1, 2016 we filed a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Code in the United States Bankruptcy Court. In the event that we are liquidated, Hercules’ right to repayment would be senior in most respects to the rights of the holders of our common stock to receive any proceeds from the liquidation.

Any financial or strategic alternative we pursue may not be successful.

We are actively working with an investment bank to conduct a review of financial and strategic alternatives, which may include raising additional capital, a strategic collaboration with one or more parties, or the licensing, sale or divestiture of some of our proprietary technologies. Pending a decision to undertake any financial or strategic alternatives, we are continuing development and collaboration activities in accordance with our current innovative medicines strategy while managing our cash position. There is no finite timetable for completion of the financial and strategic review process, and we can provide no assurance that any strategic alternative we pursue will have a positive impact on our results of operations or financial condition.

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

We commenced active operations in 2007, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our Medicinal Nanoengineering® platform, identifying potential drug candidates, and conducting preclinical studies and clinical trials. All of our drug candidates are still in preclinical development with the exception of BIND-014 and ACCURINS® AZD2811, which are in clinical development. We are currently completing phase 2 clinical trials of BIND-014, our most clinically advanced ACCURINS® drug candidate. We have not yet demonstrated our ability to successfully complete any pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We are using our proprietary Medicinal Nanoengineering® platform to develop innovative medicines that leverage benefits of our ACCURINS® platform, with an initial focus on the treatment of various types of cancer. We are at an early stage of development and our platform has not yet, and may never lead to, approvable or marketable drugs. Even if we are successful in continuing to build our pipeline, the potential drug candidates that we identify may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize drug candidates based upon our technological approach, we will not be able to obtain product or collaboration revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

We are early in our development efforts and we have only advanced BIND-014 and ACCURINS® AZD2811 to clinical development. All of our other drug candidates are still in preclinical development and further clinical development of BIND-014 will not continue unless we secure a collaborator. If we or our collaborators are unable to successfully develop and commercialize drug candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have only advanced BIND-014 and ACCURINS® AZD2811 to clinical development. All of our other drug candidates are still in preclinical development and further clinical development of BIND-014 will not continue unless we secure a collaborator. We have invested substantially all of our efforts and financial resources in developing our Medicinal Nanoengineering® platform, identifying potential drug candidates, and conducting preclinical studies and clinical trials. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates. The success of our drug candidates will depend on several factors, including the following:

•	our ability to successfully emerge from Chapter 11;
•	completion of preclinical studies and clinical trials with positive results;
•	receipt of marketing approvals from applicable regulatory authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our drug candidates;
•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	successfully maintaining existing collaborations and entering into new ones throughout the development process as appropriate, from preclinical studies through to commercialization;
•	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our drug candidates;
•	protecting our rights in our intellectual property portfolio;
•	maintaining a continued acceptable safety profile of the products following approval; and
•	maintaining and growing an organization of scientists and business people who can develop and commercialize our products and technology.

If we or our collaborators do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our drug candidates, which would materially harm our business. In addition, clinical trial results with BIND-014 that have not met our criteria for moving forward with development in particular indications have adversely affected, and could continue to adversely affect, our ability to raise sufficient capital to fund our operations. If we are unable to raise sufficient capital, we will not be able to successfully emerge from bankruptcy or continue as a going concern.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

We have only advanced BIND-014 and ACCURINS® AZD2811 to clinical development. Our other product candidates are in preclinical development and further clinical development of BIND-014 will not continue unless we secure a collaborator. Our risk of failure is high. It is impossible to predict when or if any of our drug candidates will prove safe and effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failed clinical trial can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval for their products.

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

We cannot provide any assurance that our most advanced drug candidate, BIND-014, will successfully complete Phase 2 clinical development and enter Phase 3 registrational trials. On April 6, 2016 we announced preliminary topline result from the Phase 2 iNSITE 1 trial in advanced non-small cell lung cancer (NSCLC) of squamous histology and the Phase 2 iNSITE 2 trial in cervical and head and neck cancers. Based on preliminary data from these trials, we intend to seek licensing or collaboration opportunities for further development of BIND-014 in NSCLC and will halt further enrollment in the iNSITE 2 trial in advanced cervical and head and neck cancers. We cannot provide any assurance that we will be able to secure a collaborator to enable us to continue phase 2 clinical development of BIND-014 and initiate pivotal clinical trials. Because BIND-014 is our most advanced drug candidate, we expect our ability to identify a licensing or collaboration opportunity for continued development may affect our stock price.

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

For example, of the more than 300 patients dosed in our clinical trials of BIND-014, almost all have experienced at least one adverse event, with one treatment-related adverse event resulting in death. A number of patients have discontinued treatment as a result of treatment-related adverse events. The most common adverse events experienced by patients in clinical trials are fatigue, nausea, diarrhea, anemia, anorexia, dyspnea, alopecia, and neutropenia (a low number of white blood cells), all of which are toxicities that are frequently associated with docetaxel as well as many other cancer drugs. The treatment-related death in the Phase 1 clinical trial involved an elderly patient with advanced biliary cancer with a biliary stent who was treated with BIND-014 at 75 mg/m2 once every three weeks and developed sepsis as a consequence of neutropenia, which has previously been observed in clinical studies of patients receiving docetaxel. The adverse events observed in clinical trials are qualitatively similar to those associated with docetaxel. In light of the similarity with other FDA-approved cancer therapeutics, we believe our results to date suggest an acceptable safety profile at this stage of development. However, many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

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

We have been pursuing and we intend to continue to pursue a potential collaboration for BIND-014. Any additional clinical development of BIND-014 beyond our existing trials will require a collaborator.

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

•

collaborations may be terminated for insolvency or upon the filing or institution of bankruptcy proceedings and, if terminated as a result of our recent Chapter 11 filing, could result in our inability to pursue further development or commercialization of the applicable drug candidate;

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

If our collaborations do not result in the successful development and commercialization of products or if one or more of our collaborators terminates its agreement with us, we may not receive any future R&D funding or milestone or royalty payments under the collaboration. For example, in June 2014, Amgen and we notified each other that both parties would not exercise the respective options to develop an ACCURINS® incorporating the Amgen therapeutic payload. In addition, in September 2015, Pfizer notified us that, while it would exercise its option to develop one of the compounds covered by our collaboration agreement, it would not exercise its option to develop the second compound covered by our collaboration agreement. If we do not receive the funding we expect under these agreements, our continued development of our Medicinal Nanoengineering® platform and drug candidates could be delayed and we may need additional resources to develop additional drug candidates. All of the risks relating to product development, regulatory approval and commercialization described in this report also apply to the activities of our collaborators and there can be no assurance that our collaborations will produce positive results or successful products on a timely basis or at all.

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

We relied on third-party clinical research organizations, or CROs, to conduct clinical development of BIND-014 and do not plan to independently conduct clinical trials of our other drug candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct and manage our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. Our Chapter 11 filing may make it more difficult for us to retain our key personnel. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our R&D and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Due to Russia’s intervention in Ukraine and annexation of Crimea, the United States and the European Union have imposed sanctions on certain individuals and entities in Russia and Ukraine, including economic sanctions restricting certain entities’ access to U.S. securities markets. In response, Russia has imposed entry bans on certain U.S. lawmakers and officials. We have a wholly owned subsidiary, BIND (RUS) LLC, in Russia, which held $1.0 million in cash and cash equivalents, substantially all of which is denominated in U.S. dollars, in Russian banks as of March 31, 2016. Our subsidiary conducts R&D activities for our product pipeline, including clinical trials for BIND-014. Our success is dependent upon our ability to successfully complete clinical development of and obtain regulatory approval of our drug candidates. If the United States and Europe were to impose sanctions on additional Russian businesses, or if Russia were to take retaliatory action against U.S. companies operating in Russia, our R&D activities and our business could be affected.

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

As of March 31, 2016, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 35% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;
•	entrench our management and the board of directors; or
•	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

Our stock price has been and is likely to continue to be volatile. Our stock price has significantly declined as a result of our Chapter 11 filing.  Our stock price has also recently been, and may continue to be, affected by the results of clinical trials of our drug candidates and changes in our financial condition, as well as the potential delisting of our common stock from The NASDAQ Stock Market. In addition, the stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many additional factors, including:

•	the success of competitive products or technologies;
•	results of clinical trials of drug candidates of our competitors;
•	developments related to our existing or any future collaborations;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our drug candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional drug candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	any default under our debt agreements;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions;
•	sales of our common stock by significant stockholders, in light of the relatively low trading volume of our common stock;
•	sales of some or all of the 2.2 million shares of our common stock issuable upon the exercise of warrants issued in our February 2015 underwritten public offering; and
•	the other factors described in this “Risk Factors” section.

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

If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the SEC or Section 404. As a result of our recent restructuring and Chapter 11 filing, we have reduced our financial and accounting staff, which will make it more difficult for us to maintain effective internal controls. Ineffective internal controls could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 3. Defaults upon Senior Securities

We have an amended and restated credit facility with Hercules Technology III, L.P. (“Hercules”) as lender, pursuant to which Hercules extended us a $15.0 million term loan that is secured by substantially all of our assets other than our intellectual property. On May 1, 2016, we filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. As a result of our filing for Chapter 11 protection, Hercules has asserted that we have committed an event of default under the terms of the credit facility, and has declared amounts outstanding under the credit facility to be immediately due and payable. As of May 1, 2016, the principal amount outstanding under the credit facility was $13.3 million.

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

BIND THERAPEUTICS, INC.

Date: May 9, 2016	by:	/s/ Andrew Hirsch
Andrew Hirsch
President and Chief Executive Officer
(Principal Executive and Financial Officer)

Exhibit

Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of BIND Therapeutics, Inc.	8-K	001-36072	3.1	9/25/13

3.2	Amended and Restated Bylaws of BIND Therapeutics, Inc.	8-K	001-36072	3.2	9/25/13

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive and Financial Officer.					*

32.1	Section 1350 Certification of Principal Executive and Financial Officer.					**

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Taxonomy Extension Schema Document.					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					*

*	Filed herewith.
**	Furnished herewith.