Form 10-Q
period 2016-06-30
DNIB UNWIND, INC.
filed 2016-08-15
CIK 1385228

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36072

DNIB Unwind, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-2596148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Development Specialists, Inc.

333 South Grand Avenue, Suite 4070

Los Angeles, California 90071

(Address of principal executive offices) (Zip Code)

(213) 617-2717

(Registrant’s telephone number, including area code)

325 Vassar Street

Cambridge, MA 02139

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No   ☐

On August 11, 2016, the registrant had 20,886,802 shares of common stock, $0.0001 par value per share, outstanding.

DNIB UNWIND, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DNIB UNWIND, INC. AND SUBSIDIARIES

(A DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$6,956	$24,654
Short-term investments	—	12,288
Amounts due under collaboration agreements	4,096	1,377
Prepaid expenses and other current assets	2,780	2,100
Total current assets	13,832	40,419
Property and equipment, net	9,049	9,764
Restricted cash and other assets	559	559
Total	$23,440	$50,742
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,339	$5,203
Accounts payable	263	3,793
Accrued expenses	4,353	5,712
Current portion of deferred revenue	3,167	3,302
Total current liabilities	16,122	18,010
Long-term liabilities:
Long-term debt, less current	—	9,482
Deferred revenue, less current	1,541	2,691
Warrant liability	140	2,894
Other long-term liabilities	—	538
Total long-term liabilities	1,681	15,605
Liabilities subject to compromise	8,989	—
Total liabilities	26,792	33,615
Stockholders’ equity:
Preferred stock, $0.0001 par value—10,000,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value—200,000,000 shares authorized, 20,886,802 shares issued and outstanding at June 30, 2016, 20,882,339 shares issued and outstanding at December 31, 2015	2	2
Additional paid in capital	195,332	194,325
Accumulated deficit	(195,547)	(173,858)
Accumulated other comprehensive loss	(3,139)	(3,342)
Total stockholders’ equity	(3,352)	17,127
Total	$23,440	$50,742

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DNIB UNWIND, INC. AND SUBSIDIARIES

(A DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$4,483	$2,524	$6,356	$6,908
Operating expenses:
Research and development	8,527	8,299	19,764	16,479
General and administrative	2,932	4,370	6,506	9,133
Restructuring charges	800	—	800	—
Total operating expenses	12,259	12,669	27,070	25,612
Loss from operations	(7,776)	(10,145)	(20,714)	(18,704)
Other income (expense)
Change in fair value of warrant liability	1,655	269	2,754	1,189
Reorganization items, net	(2,366)	—	(2,366)	—
Interest expense	(488)	(472)	(1,310)	(862)
Other income (expense), net	(51)	(124)	(53)	(408)
Total other income (expense)	(1,250)	(327)	(975)	(81)
Net loss	$(9,026)	$(10,472)	$(21,689)	$(18,785)
Net loss per share, Basic and diluted	$(0.43)	$(0.51)	$(1.04)	$(0.96)
Weighted average common shares outstanding:
Basic and diluted	20,886,802	20,472,672	20,884,462	19,661,932

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DNIB UNWIND, INC. AND SUBSIDIARIES

(A DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(9,026)	$(10,472)	$(21,689)	$(18,785)
Other comprehensive loss:
Foreign currency translation adjustments	70	185	196	28
Unrealized gains on investments	—	4	7	3
Comprehensive loss	$(8,956)	$(10,283)	$(21,486)	$(18,754)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DNIB UNWIND, INC. AND SUBSIDIARIES

(A DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(21,689)	$(18,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,683	1,010
Stock-based compensation	1,001	1,767
Change in fair value of warrant liability	(2,754)	(1,189)
Amortization of debt discount	391	121
Expense related to issuance costs allocated to warrants measured at fair value	—	465
Other non-cash operating activities, net	50	165
Increase (decrease) in cash and cash equivalents from:		—
Amounts due under collaboration agreements	(2,719)	1,218
Prepaid expenses and other current assets	(674)	(1,237)
Accounts payable, accrued expenses and other long term liabilities	3,540	(413)
Deferred revenue	(1,285)	(1,427)
Net cash used in operating activities	(22,456)	(18,305)
Cash flows from investing activities:
Purchases of property and equipment	(945)	(1,899)
Proceeds from sales of short-term investments	8,519	14,691
Proceeds from maturities of short-term investments	10,000	23,023
Purchases of short-term investments	(6,276)	(43,168)
Other investing activities, net	—	(38)
Net cash provided by (used in) investing activities	11,298	(7,391)
Cash flows from financing activities:
Proceeds from underwritten public offering, net of underwriting discounts, commissions and offering expenses of $1,691	—	19,807
Proceeds from at-the-market sales agreement	—	1,209
Payments for initial public offering	—	—
Proceeds from exercise of common stock options	6	277
Borrowings under credit facility	—	14,810
Repayments of credit facility	(6,737)	(3,274)
Net cash (used in) provided by financing activities	(6,731)	32,829
Effect of exchange rate on cash	191	16
(Decrease) increase in cash and cash equivalents	(17,698)	7,149
Cash and cash equivalents—Beginning of year	24,654	19,348
Cash and cash equivalents—End of period	$6,956	$26,497
Noncash financing activities:
Fair value of warrants allocated to debt discount	$—	$368
Fair value of warrants allocated to warrant liability	$—	$8,548
Supplementary cash flow information—Interest paid	$821	$665

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

DNIB UNWIND, INC. AND SUBSIDIARIES

(A DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Until August 1, 2016, DNIB Unwind, Inc. (f/k/a BIND Therapeutics, Inc.) developed novel targeted therapeutics, primarily for the treatment of cancer (see Note 2 – Bankruptcy Related Disclosures). As used throughout these consolidated financial statements, the terms “DNIB,” the “Company,” “we,” “us,” and “our” refer to the business of DNIB Unwind, Inc. including our wholly-owned subsidiaries, BIND (RUS) LLC and DNIB Subsidiary Corporation (f/k/a BIND Biosciences Security Corporation). On May 1, 2016 (the “Petition Date”), we filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (see Note 2 – Bankruptcy Related Disclosures). The Chapter 11 filings constituted an event of default and automatic acceleration under our credit facility with Hercules Technology III, L.P. (“Hercules”) as lender. On August 1, 2016, we sold substantially all of our assets to Pfizer Inc. (“Pfizer”). The Company’s combined disclosure statement and plan of liquidation (the “Plan of Liquidation”), which was filed with the Bankruptcy Court on August 15, 2016, is expected to be approved by the Bankruptcy Court by the end of the third quarter of 2016.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements, including the assertion that that the Company will continue as a going concern for a reasonable period of time. In the opinion of our management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments which are necessary to present fairly our financial position as of June 30, 2016, the results of our operations and our comprehensive loss for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2016 are not indicative of the results for the year ending December 31, 2016, or for any future period.

The going concern assertion assumes that the Company will realize its assets and meet its obligations as they become due in the ordinary course of business. Conditions leading to our filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code, together with the other matters disclosed in Note 2 below, give rise to substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited Condensed Consolidated Financial Statements do not include any adjustments that may result from the resolution of this uncertainty.

2. BANKRUPTCY RELATED DISCLOSURES

Chapter 11 Filing— On the Petition Date, we filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 filing constituted an event of default and automatic acceleration under the agreements governing our credit facility with Hercules as lender. The chapter 11 case (the “DNIB Chapter 11 Case”) has been assigned Case No. 16-11084. Our subsidiary DNIB Subsidiary Corporation also filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on May 1, 2016 (together with the DNIB Chapter 11 Case, the “Chapter 11 Cases”). Our other subsidiary, BIND (RUS) LLC, did not file a bankruptcy petition.

During the pendency of the Chapter 11 Cases, we intend to continue to operate as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Section 363 Auction and Asset Sale—On July 1, 2016, we entered into an asset purchase agreement (the “Stalking Horse Agreement”) with Pfizer, pursuant to which Pfizer agreed to acquire substantially all of our assets and assume certain of our liabilities (the “Acquisition”) for an aggregate purchase price of $19.75 million. We filed a motion with the Bankruptcy Court (the “Stalking Horse Motion”) seeking Bankruptcy Court approval of, among other things, the Stalking Horse Agreement (or any other purchase agreement between us and the prevailing bidder at auction), the sale contemplated by the Stalking Horse Agreement (or a sale to the prevailing bidder at auction pursuant to an asset purchase agreement with such prevailing bidder) and procedures to govern the bidding and auction process.

On July 25 and 26, 2016, we held an auction pursuant to Section 363 of the Bankruptcy Code (the “Auction”) at which Pfizer submitted the highest and best offer for the purchase of substantially all of our assets and the assumption of certain of our liabilities. On July 26, 2016, following the Auction, we amended the Stalking Horse Agreement (as amended, the “Sale Agreement”) to, among other things, increase the purchase price of the acquisition to $40 million, increase the number of contracts assigned to Pfizer and include additional liabilities assumed by Pfizer. On July 27, 2016, the Bankruptcy Court, among other things, approved the Sale Agreement and authorized our entry into and performance under the Sale Agreement.

On August 1, 2016, the acquisition closed (the “Closing”), whereby we completed the sale of substantially all of our assets, including without limitation our intellectual property rights relating to our product candidates, and assigned to Pfizer our rights and interests under our collaboration agreements. After deducting the amount of the holdback (as defined in the Sale Agreement), which is being held in escrow pursuant to the terms of the Sale Agreement until December 1, 2016, we received total cash consideration of $38.025 million at the Closing. Our receipt of some portion, or the entire amount of the holdback depends on the claims, if any, asserted by Pfizer against us during the holdback period (as defined in the Sale Agreement). On August 1, 2016, immediately following the Closing, we paid Hercules $9.1 million in full satisfaction of our obligations under our credit facility (including principal, interest and fees), and we paid $5.0 million in satisfaction of certain claims.

We have no remaining operations and are currently in the process of winding up the Company in preparation for liquidation. Our assets, including our cash, are subject to the jurisdiction of the Bankruptcy Court. As of August 15, 2016, we have approximately $28.0 million in cash and cash equivalents and $5.2 million in other assets, consisting of accounts receivable and a security deposit we are entitled to receive (and not including the $1.975 million Holdback held in escrow pursuant to the Sale Agreement).

On the Closing date, our common stock was delisted from The NASDAQ Global Select Market, with suspension of trading occurring at the opening of trading on August 1, 2016.  In addition, concurrently with the Closing, we filed a certificate of amendment to our Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of the State of the State of Delaware (the “Delaware Secretary”) to change the name of the Company from “BIND Therapeutics, Inc. to “DNIB Unwind, Inc.”, in accordance with the terms of the Sale Agreement. The amendment became effective upon filing the Certificate of Amendment with the Delaware Secretary.

Plan of Liquidation—On August 15, 2016, the Company filed its Plan of Liquidation with the Bankruptcy Court. The Plan of Liquidation generally provides for the payment in full of timely filed and undisputed claims held by the Company’s secured and unsecured creditors (“Creditors’ Claims”), with secured creditors’ claims to be paid in full in cash or otherwise as permissible by the Bankruptcy Code, and unsecured creditors’ claims to be paid in full in cash or otherwise as the holders of such claims agree. The Plan of Liquidation further provides for an initial cash distribution, within 90 days of the effective date of the Plan of Liquidation, to the Company’ stockholders of record on August 30, 2016 in the aggregate amount of $8.0 million (the “Initial Distribution”); provided, however, that the Initial Distribution will not be made until the satisfaction in full of Creditors’ Claims and certain other claims entitled to priority under Section 507 of the Bankruptcy Code, and the payment in full of the Company’s professional fees and expenses relating to the Chapter 11 Cases. In addition, pursuant to the Plan of Liquidation, any unpaid fee claims as of the date of the Initial Distribution, as well as expenses relating to the Company’s wind-down activities (“Wind-Down Expenses”) due as of such date, will be paid out of the Initial Distribution amount.  Under the Plan of Liquidation, after the Initial Distribution, no further cash distributions to stockholders of record as of August 30, 2016 will be made unless and until all claims of higher priority under the Bankruptcy Code have been fully satisfied and all objections with respect to such claims have been resolved, and all then-incurred Wind-Down Expenses have been paid. The Plan of Liquidation provides that, following final cash distributions, if any, to such stockholders, the equity interests of the Company’s stockholders will be cancelled. None of our creditors or stockholders has the opportunity to vote on the Plan of Liquidation, however creditors and stockholders may file objections to the Plan of Liquidation with the Bankruptcy Court by September 14, 2016.

A confirmation hearing (the “Hearing”) by the Bankruptcy Court on the Plan of Liquidation has been scheduled for September 21, 2016.  If the Bankruptcy Court enters an order at the conclusion of the Hearing confirming the Plan of Liquidation which thereafter becomes effective, we anticipate that the Initial Distribution will occur in the fourth quarter of 2016.  The anticipated amount of the Initial Distribution is subject to a number of factors including, without limitation: (a) any filed claims against us, which are due on or before August 30, 2016 (with the exception of government claims, which are due on or before October 31, 2016), (b) collection of accounts receivable, (c) the amount of claims against the Holdback (as such term is defined in the Sale Agreement), and (d) payment of our expenses (including without limitation legal, accounting and other administrative fees, and fees relating to the services of our Chief Restructuring Officer). The Company is unable to predict whether any cash distributions will occur in addition to the Initial Distribution, or the amount of any additional cash distribution that stockholders may receive.

On the effective date of the Plan of Liquidation, all assets of the Company will be transferred to the DNIB Liquidating Trust, to be administered by Geoffrey L. Berman, who will become the post-confirmation liquidating trustee, as further described in the Plan of Liquidation.

Financial Reporting Under Reorganization—The Unaudited Condensed Financial Statements have been prepared to reflect the application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, which is a critical accounting policy. During the pendency of the Chapter 11 Cases, expenses, gains and losses directly associated with reorganization proceeding are reported as Reorganization items, net in the accompanying Unaudited Consolidated Statement of Operations.

Liabilities Subject to Compromise—Liabilities subject to compromise (“LSTC”) in the Chapter 11 proceedings are distinguished from liabilities of non-filing entities, in our case those liabilities of BIND (RUS) LLC, fully secured liabilities not expected to be compromised (our debt with Hercules) and from post-petition liabilities in the accompanying Unaudited Consolidated Statements of Financial Position as of June 30, 2016. Amounts classified as liabilities subject to compromise, reflect the Company’s estimates of pre-petition liabilities and other expected allowed claims to be addressed in the Chapter 11 Cases and may be subject to future adjustment as the Chapter 11 Cases progress. Where there is uncertainty about whether a secured claim will be paid or impaired under the Chapter 11 proceedings, we would classify the entire amount of the claim as a liability as LSTC. The amount of LSTC would represent management’s estimate, where an estimate is determinable, of known or potential pre-petition claims to be addressed in connection with the bankruptcy proceedings. The value of LSTC remain subject to future adjustments, which may result from negotiations; actions of the Bankruptcy Court; disputed claims; rejection of contracts and unexpired leases; or other events. The following table presents LSTC as reported in the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2016 (in thousands):

June 30, 2016
Trade accounts payable and accrued liabilities	$8,989
Total liabilities subject to compromise	$8,989

Pre-Petition Claims—Holders of prepetition claims are required to file proofs of claims by the bar date established by the Bankruptcy Court. A bar date is the date by which certain claims against the Company must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases pursuant to the Plan of Liquidation to be approved by the Bankruptcy Court. The Bankruptcy Court established a bar date of August 30, 2016 for general claims. The government bar date is set at October 31, 2016.

As of August 12, 2016, we have received $7.5 million in scheduled and asserted claims. As of June 30, 2016, none of the claims were reconciled to the amounts carried as liabilities in our balance sheet, however we are in the process of reconciling these claims to the amounts, which may require communication with the claimants to acquire additional information regarding their claims.

Executory Contracts and Unexpired Leases—Under the Bankruptcy Code, we have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the assumption of an executory contract or unexpired lease requires a debtor to satisfy pre-petition obligations under contracts, which may include payment of pre-petition liabilities in whole or in part. Rejection of an executory contract or unexpired lease is typically treated as a breach occurring as of the moment immediately preceding the Chapter 11 filing. Subject to certain exceptions, this rejection relieves the debtor from performing future obligations under the contract, but entitles the counter party to assert a pre-petition general unsecured claim for damages. Parties to executory contracts or unexpired leases rejected by a debtor may file proofs of claim against the debtor’s estate for rejection damages.

Since the Petition Date, Pfizer has assumed several of our executory contracts, but not all of them. As described in the Plan of Liquidation, the Company has determined to reject any executory contract not assumed by Pfizer.

3. Summary of Significant Accounting Policies

With the exception of the application of ASC 852, Reorganizations, there have been no material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

4. NET LOSS PER SHARE

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

	As of June 30,
	2016	2015
Options to purchase common stock	3,329,812	3,144,970
Warrants to purchase common stock	2,399,117	2,399,117

5. REVENUE

Our revenue for the periods presented consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Government grants	$—	$200	$—	$200
Research and development agreements	4,483	2,324	6,356	6,708
Total	$4,483	$2,524	$6,356	$6,908

Research and Development and Collaboration Agreements—Revenue recognized for research and development agreements in the three and six months ended June 30, 2016 and 2015 related principally to our agreements with AstraZeneca AB, Pfizer Inc. and our 2014 agreement with F. Hoffmann-La Roche Ltd. Under these agreements, we perform research, development and manufacturing of ACCURINS® incorporating therapeutic payloads and ligands from such pharmaceutical and biotechnology companies’ proprietary product portfolios and provide the resulting data from such work to the pharmaceutical and biotechnology companies in exchange for reimbursement upfront fees, for research and development services, upfront fees and milestones.

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

During the three months ended June 30, 2016 and 2015, we recognized revenue of $3.1 million and $1.5 million, respectively, and during the six months ended June 30, 2016 and 2015, we recognized revenue of $4.2 million and $5.0 million, respectively, related to the AstraZeneca license agreement.

On August 1, 2016, commensurate with the Closing (see Note 2 – Bankruptcy Related Disclosures), Pfizer was assigned all rights and interests under this license agreement.

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

Under the agreement, we received an upfront payment of $4.0 million and achieved a $1.0 million development milestone in December 2014. In September 2015, we received notification that Pfizer exercised its option to acquire an exclusive license for the development and commercialization of the first compound covered by the agreement. As a result of the option exercise, we received a $2.5 million option exercise fee, which is being recognized on a proportional basis. Pfizer also notified us that that it decided not to continue the development of the second compound covered by the agreement, and therefore would not exercise its option to acquire an exclusive license for the development and commercialization of the second compound.

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

During the three months ended June 30, 2016 and 2015, we recognized revenue of $1.4 million and $0.7 million, respectively, and during the six months ended June 30, 2016 and 2015, we recognized revenue of $2.2 million and $1.4 million, respectively, related to the Pfizer research, option and license agreement.

On August 1, 2016, commensurate with the Closing (see Note 2 – Bankruptcy Related Disclosures), Pfizer was assigned all rights and interests under this license agreement.

F. Hoffmann-La Roche Ltd.—In June 2014, we entered into a research agreement with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., or Roche, to discover novel nanomedicines using ACCURINS® for the treatment of diseases in therapeutic areas outside of oncology. The research agreement focuses on combining BIND’s ACCURINS® technology with Roche’s proprietary therapeutic payloads and targeting ligands. Under the agreement, Roche paid us an immaterial, non-refundable upfront fee and, additionally, will compensate us for our research and development services up to a specified amount. The upfront fee, which was received by us in July 2014, will be creditable against any such fee negotiated in a future Roche agreement, if any. Therefore, we will not recognize revenue related to the upfront fee during the term of the research agreement. During the three months ended June 30, 2016 and 2015, we recognized revenue of $13 thousand and $116 thousand, respectively, and during the six months ended June 30, 2016 and 2015, we recognized revenue of $15 thousand and $297 thousand, respectively, for reimbursable research and development activities related to the Roche research agreement.

On August 1, 2016, commensurate with the Closing (see Note 2 – Bankruptcy Related Disclosures), Pfizer was assigned all rights and interests under this license agreement.

6. SHORT-TERM INVESTMENTS

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

The following is a summary of marketable securities (included in short-term investments in the Condensed Consolidated Balance Sheets) as of December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
U.S. government securities(1)	$12,293	$—	$(5)	$12,288
Total	$12,293	$—	$(5)	$12,288

(1)	U.S. government securities consist of U.S. treasuries, U.S. agency securities and U.S. government-sponsored enterprises

The contractual maturities of the marketable securities as of December 31, 2015 are all due within one year. We had no marketable securities as of June 30, 2016. We had no realized gains on our short-term investments for the three and six months ended June 30, 2016 and 2015, respectively. There were no other-than-temporary impairments recognized for the six months ended June 30, 2016 and 2015.

7. FAIR VALUE MEASUREMENTS

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

The following table provides the assets carried at fair value measured on a recurring basis as of June 30, 2016, and December 31, 2015 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Liabilities
Warrant liability	$(140)	$—	$—	$(140)
Total Liabilities	$(140)	$—	$—	$(140)
December 31, 2015
Assets
Money market funds(1)	$13,384	$13,384	$—	$—
U.S. government securities	12,288	—	12,288	—
Total Assets	$25,672	$13,384	$12,288	$—
Liabilities
Warrant liability	$(2,894)	$—	$—	$(2,894)
Total Liabilities	$(2,894)	$—	$—	$(2,894)

(1)	Money market funds are included within cash and cash equivalents and restricted cash in the accompanying Condensed Consolidated Balance Sheets.

Financial instruments, including cash equivalents, restricted cash, amounts due under collaboration agreements, accounts payable, and accrued expenses are carried in the Condensed Consolidated Financial Statements at amounts that approximate fair value at June 30, 2016 and December 31, 2015. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Included in cash and cash equivalents as of June 30, 2016 and December 31, 2015, are money market fund investments of none and $12.8 million, and U.S. government securities of none and $6.3 million, respectively.

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

The assumptions used in calculating the fair value of the warrants represent management’s best estimates. The warrants were valued at June 30, 2016 and December 31, 2015 using appropriate valuation models:

	As of
	June 30, 2016	December 31, 2015
Expected volatility	98%	105%
Risk-free interest rate	1.01%	1.56%
Expected dividend yield	—%	—%
Expected term (years)	3.59	4.10

The following table sets forth a summary of changes in the fair value of our common stock warrant liability, which represented a recurring measurement classified within Level 3 of the fair value hierarchy, wherein fair value was estimated using significant unobservable inputs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$1,795	$7,628	$2,894	$—
Issuance of warrants in connection with underwritten public offering	—	—	—	8,548
Change in fair value of warrant liability	(1,655)	(269)	(2,754)	(1,189)
Ending balance	$140	$7,359	$140	$7,359

 We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the six months ended June 30, 2016.

8. ACCRUED EXPENSES

Accrued expenses as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	As of
	June 30, 2016	December 31, 2015
Accrued compensation and benefits	$338	$2,101
Deferred rent, current portion	590	680
Accrued clinical trial costs	547	377
Accrued manufacturing costs	237	539
Accrued legal	1,554	197
Other accrued expenses	1,087	1,818
Total accrued expenses	$4,353	$5,712

9. LONG-TERM DEBT

In June 2013, we entered into an amended and restated credit facility with Hercules as lender, pursuant to which we borrowed an aggregate principal amount of $4.5 million in term loans. In January 2015, we entered into an amendment to the amended and restated credit facility (“New Term Loan”) with Hercules. The January 2015 amendment provided us with a term loan in an amount equal to $15.0 million, a portion of which was used to repay our then-existing term loan with Hercules in the aggregate amount of $3.1 million, and the remainder of which was designated to be used for general corporate purposes. Substantially all our assets serve as collateral for our New Term Loan.

The principal balance of the New Term Loan bears interest at a floating per annum rate equal to 8.35% plus the prime rate less 3.25% (with a minimum rate of 8.35%). The interest rate at June 30, 2016 was 8.6%. The New Term Loan matures on July 2, 2018 (the “Maturity Date”) and we made interest-only payments through the remainder of 2015. Beginning on January 1, 2016, we are paying in equal monthly installments of principal and interest.

In connection with the closing of the amendment in January 2015, we also paid Hercules a facility charge of approximately $0.2 million. Furthermore, on the earliest to occur of (i) the Maturity Date, (ii) the date that we prepay the New Term Loan, or (iii) the date that the New Term Loan becomes due and payable, we agreed to pay Hercules an end of term charge of approximately $0.8 million.

In connection with the closing of the amendment in January 2015, the Company and Hercules entered into a Warrant Agreement (the “Warrant”), pursuant to which Hercules, as warrant holder, has the right to purchase 81,227 shares of our common stock at an exercise price of $5.54. The Warrant is exercisable beginning on the date of issuance and expires five years from that date. On the issuance date, the warrants were valued using the Black-Scholes option pricing model with the following assumptions: volatility of 98%, expected term of 3.6 years, risk-free interest rate of 1.01%, and a zero dividend yield. The Warrant fair value of $0.4 million and the facility charge of approximately $0.2 million have been recorded as a debt discount. As of June 30, 2016, we accelerated the amortization of the debt discount and fully amortized the remaining balance due to the notice of default.

On April 26, 2016, the Company received a notice (the “Notice”) from Hercules asserting that an event of default had occurred under the credit facility. The delivery of the Notice followed several weeks of discussions between the Company and Hercules to attempt to restructure the debt outstanding under the credit facility, which did not ultimately result in an agreement. After receipt of the Notice, the Company and Hercules continued to attempt to negotiate a restructuring, however, it was determined that the terms proposed by Hercules, including immediate repayment of a substantial portion of the outstanding principal balance of the credit facility, were not in our best interests. Hercules alleged in the Notice that the Company failed to deliver a control agreement to Hercules with respect to one of our investment accounts in violation of the terms of the credit facility and that such violation constitutes an event of default under the credit facility. In the Notice, Hercules stated that it was accelerating all obligations under the credit facility and demanded immediate payment in full of the outstanding balance of the credit facility, together with accrued interest, attorneys’ fees, late fees and costs of collection, in an amount equal to approximately $14.5 million. The Notice sought payment in full of such amount by April 29, 2016 and stated that, if the outstanding balance is not paid by such date, interest will continue to accrue at the rate of approximately $3,166 per day. In the Notice, Hercules reserved all further rights and remedies under the credit facility and the related security documents. As a result of the foregoing, the entire balance of debt outstanding under the credit facility has been classified as a current liability in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2016.

On May 19, 2016, the Company reached an agreement with Hercules for the use of cash collateral through July 8, 2016 subject to certain agreed upon terms and conditions. As part of the agreement, which was approved by the Bankruptcy Court, the Company repaid $4.0 million on the existing principal balance of our term loan with Hercules, as an adequate protection action, on May 20, 2016. The Company had $8.3 million in debt outstanding under the credit facility as of June 30, 2016.  Interest expense related to the Hercules term loan in the amount of $0.5 million and $1.3 million was recorded for the three and six months ended June 30, 2016, respectively, of which $0.4 million was accelerated due to the default under the credit facility in the three months ended June 30, 2016. Also, due to the New Term Loan becoming due and payable, the Company fully accrued the end of term charge of $0.8 million to interest expense for the six months ended June 30, 2016.

On August 1, 2016, immediately following the Closing, we paid Hercules $9.1 million in full satisfaction of our obligations under our credit facility (including principal, interest and fees).

10. RESTRUCTURING

We implemented a restructuring plan in April 2016, which consisted of a workforce reduction principally designed to streamline operations and reduce our operating expenses, which was the result of a shift in research and development strategy (the “April 2016 Plan”).

As a result of the Chapter 11 Filings, we initiated an additional restructuring plan (the “August 2016 Plan”), which resulted in a workforce reduction of a substantial number of our remaining employees in August 2016 (see Note 2 - Bankruptcy Related Disclosures). As a result of the Section 363 Auction and the Closing of the Acquisition, the August 2016 Plan is now a plan of liquidation.

The following table summarizes the number of employees reduced, the related severance charges and the time period during which payments were substantially completed, or are expected to be completed by, during the fiscal year 2016 (in thousands):

	Workforce Reductions
	Headcount Reductions	Total	(Expected) Date Payments Substantially Complete by
April 2016 Plan	38	$800	Q2 2016
August 2016 Plan	36	3,425	Q3 2016

Following the completion of the August 2016 Plan, which is expected to occur by the end of the third quarter of 2016, we expect to have no employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including without limitation information with respect to our Chapter 11 proceedings; planned restructuring actions; plans to liquidate the Company; anticipated sources of cash; and expectations regarding cash distributions to stockholders in connection with liquidation, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. These and other factors could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10‑Q.

Recent Developments

Chapter 11 Proceedings

On May 1, 2016, DNIB Unwind, Inc. (“DNIB,” the “Company,” “we,” “us,” or “our”) filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 filing constituted an event of default and automatic acceleration under the agreements governing our credit facility with Hercules Technology III, L.P. (“Hercules”) as lender. The Chapter 11 case (the “DNIB Chapter 11 Case”) has been assigned Case No. 16-11084. Our subsidiary DNIB Subsidiary Corporation also filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on May 1, 2016 (together with the DNIB Chapter 11 Case, the “Chapter 11 Cases”). Our other subsidiary, BIND (RUS) LLC, did not file a bankruptcy petition.

During the pendency of the Chapter 11 Cases, we intend to continue to operate as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On July 1, 2016, we entered into an asset purchase agreement (the “Stalking Horse Agreement”) with Pfizer Inc. (“Pfizer”), pursuant to which Pfizer agreed to acquire substantially all of our assets and assume certain of our liabilities (the “Acquisition”) for an aggregate purchase price of $19.75 million. We filed a motion with the Bankruptcy Court (the “Stalking Horse Motion”) seeking Bankruptcy Court approval of, among other things, the Stalking Horse Agreement (or any other purchase agreement between us and the prevailing bidder at auction), the sale contemplated by the Stalking Horse Agreement (or a sale to the prevailing bidder at auction pursuant to an asset purchase agreement with such prevailing bidder) and procedures to govern the bidding and auction process.

On July 25 and 26, 2016, we held an auction pursuant to Section 363 of the Bankruptcy Code (the “Auction”) at which Pfizer submitted the highest and best offer for the purchase of substantially all of our assets and the assumption of certain of our liabilities. On July 26, 2016, following the Auction, we amended the Stalking Horse Agreement (as amended, the “Sale Agreement”) to, among other things, increase the purchase price of the Acquisition to $40 million, increase the number of contracts assigned to Pfizer and include additional liabilities assumed by Pfizer. On July 27, 2016, the Bankruptcy Court, among other things, approved the Sale Agreement and authorized our entry into and performance under the Sale Agreement.

On August 1, 2016, the acquisition closed (the “Closing”), whereby we completed the sale of substantially all of our assets, including without limitation our intellectual property rights relating to our product candidates, and assigned to Pfizer our rights and interests under our collaboration agreements. After deducting the amount of the holdback (as defined in the Sale Agreement), which is being held in escrow pursuant to the terms of the Sale Agreement until December 1, 2016, we received total cash consideration of $38.025 million at the Closing. Our receipt of some portion, or the entire amount of the holdback depends on the claims, if any, asserted by Pfizer against us during the holdback period (as defined in the Sale Agreement). On August 1, 2016, immediately following the Closing, we paid Hercules $9.1 million in full satisfaction of our obligations under our credit facility (including principal, interest and fees), and we paid $5.0 million in satisfaction of certain claims.

We have no remaining operations and are currently in the process of winding up the Company in preparation for liquidation. Our assets, including our cash, are subject to the jurisdiction of the Bankruptcy Court. As of August 15, 2016, we have approximately $28.0 million in cash and cash equivalents and $5.2 million in other assets, consisting of accounts receivable and a security deposit we are entitled to receive (and not including the $1.975 million Holdback held in escrow pursuant to the Sale Agreement).

On the Closing date, our common stock was delisted from The NASDAQ Global Select Market, with suspension of trading occurring at the opening of trading on August 1, 2016.  In addition, Concurrently with the Closing, we filed a certificate of amendment to our Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of the State of the State of Delaware (the “Delaware Secretary”) to change the name of the Company from “BIND Therapeutics, Inc. to “DNIB Unwind, Inc.”, in accordance with the terms of the Sale Agreement. The amendment became effective upon filing the Certificate of Amendment with the Delaware Secretary.

Plan of Liquidation—On August 15, 2016, the Company filed its Plan of Liquidation with the Bankruptcy Court. The Plan of Liquidation generally provides for the payment in full of timely filed and undisputed claims held by the Company’s secured and unsecured creditors (“Creditors’ Claims”), with secured creditors’ claims to be paid in full in cash or otherwise as permissible by the Bankruptcy Code, and unsecured creditors’ claims to be paid in full in cash or otherwise as the holders of such claims agree. The Plan of Liquidation further provides for an initial cash distribution, within 90 days of the effective date of the Plan of Liquidation, to the Company’ stockholders of record on August 30, 2016 in the aggregate amount of $8.0 million (the “Initial Distribution”); provided, however, that the Initial Distribution will not be made until the satisfaction in full of Creditors’ Claims and certain other claims entitled to priority under Section 507 of the Bankruptcy Code, and the payment in full of the Company’s professional fees and expenses relating to the Chapter 11 Cases. In addition, pursuant to the Plan of Liquidation, any unpaid fee claims as of the date of the Initial Distribution, as well as expenses relating to the Company’s wind-down activities (“Wind-Down Expenses”) due as of such date, will be paid out of the Initial Distribution amount.  Under the Plan of Liquidation, after the Initial Distribution, no further cash distributions to stockholders of record as of August 30, 2016 will be made unless and until all claims of higher priority under the Bankruptcy Code have been fully satisfied and all objections with respect to such claims have been resolved, and all then-incurred Wind-Down Expenses have been paid. The Plan of Liquidation provides that, following final cash distributions, if any, to such stockholders, the equity interests of the Company’s stockholders will be cancelled. None of our creditors or stockholders has the opportunity to vote on the Plan of Liquidation, however creditors and stockholders may file objections to the Plan of Liquidation with the Bankruptcy Court by September 14, 2016.

A confirmation hearing (the “Hearing”) by the Bankruptcy Court on the Plan of Liquidation has been scheduled for September 21, 2016.  If the Bankruptcy Court enters a confirmation order at the conclusion of the Hearing and the Plan of Liquidation becomes effective, we anticipate that the Initial Distribution will occur in the fourth quarter of 2016.  The anticipated amount of the Initial Distribution is subject to a number of factors including, without limitation: (a) any filed claims against us, which are due on or before August 30, 2016 (with the exception of government claims, which are due on or before October 31, 2016), (b) collection of accounts receivable, (c) the amount of claims against the Holdback (as such term is defined in the Sale Agreement), and (d) payment of our expenses (including without limitation legal, accounting and other administrative fees, and fees relating to the services of our Chief Restructuring Officer). The Company is unable to predict whether any cash distributions will occur in addition to the Initial Distribution, or the amount of any additional cash distribution that stockholders may receive.

On the effective date of the Plan of Liquidation, all assets of the Company will be transferred to the DNIB Liquidating Trust, to be administered by Geoffrey L. Berman, the post-confirmation liquidating trustee, as further described in the Plan of Liquidation.

As of August 12, 2016, we have received $7.5 million in scheduled and asserted claims. As of June 30, 2016, none of the claims were reconciled to the amounts carried as liabilities in our balance sheet, however we are in the process of reconciling these claims to the amounts, which may require communication with the claimants to acquire additional information regarding their claims. As of August 12, 2016, we have paid or cured $5.1 million of these reported claims.

Restructuring Actions

We implemented a restructuring plan in April 2016, which consisted of a workforce reduction principally designed to streamline operations and reduce our operating expenses, which was the result of a shift in research and development strategy (the “April 2016 Plan”).

As a result of the Chapter 11 Filings, we initiated an additional restructuring plan (the “August 2016 Plan”), which resulted in a workforce reduction of a substantial number of our remaining employees in August 2016 (see Note 2 - Bankruptcy Related Disclosures). As a result of the Section 363 Auction and the Closing of the Acquisition, the August 2016 Plan is now a plan of liquidation.

The following table summarizes the number of employees reduced, the related severance charges and the time period during which payments were substantially completed, or are expected to be completed by, during the fiscal year 2016 (dollars in thousands):

	Workforce Reductions
	Headcount Reductions	Total	(Expected) Date Payments Substantially Complete by
April 2016 Plan	38	$800	Q2 2016
August 2016 Plan	36	3,425	Q3 2016

Following the completion of the August 2016 Plan, which is expected to occur by the end of the third quarter of 2016, we expect to have no employees.

Management and Board Changes

On July 24, 2016, our Board of Directors (a) terminated Andrew Hirsch as President, Chief Executive Officer, principal financial officer and principal accounting officer of the Company and (b) appointed Geoffrey L. Berman as Chief Restructuring Officer of the Company, in each case, effective upon the closing of the Acquisition or the sale of substantially all of the Company’s assets to an overbidder. As of August 1, 2016, Geoffrey L. Berman is the sole officer of the Company.

In addition, on July 24, 2016, the Board appointed Geoffrey L. Berman as the sole director of the Company, effective upon entry of an order by the Bankruptcy Court confirming the Company's Plan of Liquidation.  On July 27, 2016, each of the Company’s current directors, Andrew Hirsch, Peter Barton Hutt, Robert Langer, Sc.D., Daniel Lynch, Charles Rowland, Jr., Eric Rowinsky, M.D. and Arthur Tzianabos, Ph.D., resigned as members of the Board and any Board committee or committees on which he serves, effective upon entry of an order by the Bankruptcy Court confirming the Company's Plan of Liquidation.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes thereto in Item 1, Part I of this Quarterly Report on Form 10-Q, and the other transactions, events, and trends discussed in “Risk Factors” in Item 1A, Part II of this Quarterly Report on Form 10-Q.

The Condensed Consolidated Financial Statements and following information include the accounts of DNIB UNWIND, Inc. and our wholly owned subsidiaries, BIND (RUS), LLC, a Russian limited liability company, and DNIB Subsidiary Corporation, a Massachusetts securities corporation (f/k/a BIND Biosciences Security Corporation). All intercompany accounts and transactions have been eliminated.

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

Our research and development expenses are made up of external costs and internal costs, which are primarily compensation expenses for our full-time research and development employees and related expenses. Beginning in January 2013, we implemented a project-based time reporting system so that we can allocate internal costs on a project-by-project basis. June 30, 2016 We expense research and development costs as incurred.

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

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability consists of changes in fair value of our warrants issued in our February 2015 underwritten public offering. The warrants contain weighted-average anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions, including but not limited to securities issued pursuant to equity compensation plans or arrangements, currently outstanding warrants, securities issued pursuant to shareholder rights plans, securities issued pursuant to certain strategic transactions or financings, and the first $30 million of securities sold under our at-the-market facility with Cowen & Company, LLC that would otherwise cause an adjustment. The warrants are being recorded at fair value on our Condensed Consolidated Balance Sheets as a liability, and changes in fair value are included in change in fair value of warrant liability on our Condensed Consolidated Statements of Operations.

Reorganization Items, net

For the three and six months ended June 30, 2016, the Company incurred $2.4 million in reorganization items. The costs represent legal and professional costs related to the Company’s Chapter 11 Filing and restructuring plan. There were no reorganization items for the same periods in 2015.

Interest Expense

Interest expense consists of interest expense on our amounts borrowed under our credit facility with Hercules as lender.

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

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this Quarterly Report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2016. Apart from the below, there have been no material changes to our critical accounting policies through June 30, 2016 from those discussed in our Annual Report on Form 10-K filed on March 15, 2016.

The Unaudited Condensed Financial Statements have been prepared to reflect the application of Financial Accounting Standards Board, or “FASB” Accounting Standards Codification, or “ASC” 852, Reorganizations, which is a critical accounting policy. During the pendency of the Chapter 11 Cases, expenses, gains and losses directly associated with reorganization proceedings are reported as Reorganization items, net in the accompanying unaudited condensed consolidated statement of operations. In addition, liabilities subject to compromise in the Chapter 11 proceedings are distinguished from liabilities of non-filing entities, fully secured liabilities not expected to be compromised and from post-petition liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2016. Where there is uncertainty about whether a secured claim will be paid or impaired under the Chapter 11 proceedings, we have classified the entire amount of the claim as a liability subject to compromise. The amount of liabilities subject to compromise represents our estimate, where an estimate is determinable, of known or potential pre-petition claims to be addressed in connection with the bankruptcy proceedings. Such liabilities are reported at our current estimate, where an estimate is determinable, of the allowed claim amounts, even though the claims may be settled for different amounts. These claims remain subject to future adjustments, which may result from: negotiations; actions of the Bankruptcy Court; disputed claims; rejection of contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claims; or other events.

Results of Operations for the three and six months ended June 30, 2016 and 2015

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2016 and 2015, in thousands, together with the change in each item as a percentage.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	% change	2015	2016	% change	2015
Revenue	$4,483	78%	$2,524	$6,356	(8%)	$6,908
Operating expenses:
Research and development	8,527	3%	8,299	19,764	20%	16,479
General and administrative	2,932	(33%)	4,370	6,506	(29%)	9,133
Restructuring charges	800	100%	-	800	100%	—
Total operating expenses	12,259	(3%)	12,669	27,070	6%	25,612
Loss from operations	(7,776)	(23%)	(10,145)	(20,714)	11%	(18,704)
Other income (expense)
Change in fair value of warrant liability	1,655	515%	269	2,754	132%	1,189
Reorganization items, net	(2,366)	100%	—	(2,366)	100%	—
Interest expense	(488)	3%	(472)	(1,310)	52%	(862)
Other income (expense), net	(51)	(59%)	(124)	(53)	(87%)	(408)
Total other income (expense)	(1,250)	282%	(327)	(975)	1104%	(81)
Net loss	$(9,026)	(14%)	$(10,472)	$(21,689)	15%	$(18,785)

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	% change	2015	2016	% change	2015
Revenue	$4,483	78%	$2,524	$6,356	(8%)	$6,908

Total revenue for the three months ended June 30, 2016 increased 78%, or $2.0 million, compared to the three months ended June 30, 2015. The increase was due primarily to an increase in revenue from the AstraZeneca collaboration as a result of an increased level of reimbursable activity by the Company.

During the six months ended June 30, 2016, total revenue decreased by 8%, or $0.6 million, compared to the same period in 2015. The decrease was due primarily to $1.1 million in lower revenue under our collaboration agreements with AstraZeneca and Roche as well as a decrease in grant revenue of $0.2 million, partially offset by an increase in revenue under our collaboration agreement with Pfizer.

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	% change	2015	2016	% change	2015
Research and development	$8,527	3%	$8,299	$19,764	20%	$16,479

For the three months ended June 30, 2016, our research and development expenses increased by 3%, or $0.2 million, compared to the same period in 2015. The increase in our research and development expenses was primarily driven by a $0.7 million increase in our clinical trial costs, reflecting peak levels of enrollment in the iNSITE 1 and iNSITE 2 trials of BIND-014 during the three months ended June 30, 2016, and a $0.7 million increase in manufacturing costs related to an engineering manufacturing run completed at the 15kg scale at our contract manufacturer in Germany.

For the six months ended June 30, 2016, our research and development expenses increased 20%, or $3.3 million compared to the same period in 2015. The increase in our research and development expense was primarily driven by spend related to our clinical trials and clinical trials material manufacturing capability under our AstraZeneca collaboration of $4.1 million, which was partially offset by a decrease in headcount related costs of $0.8 million as a result of the reduction in workforce in the first quarter of 2016.

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

	Three Months Ended June 30,		January 1, 2013 to	Six Months Ended June 30,
(in thousands)	2016	2015	June 30, 2016	2016	2015
Research and development expenses:
BIND-014	$4,735	$3,847	$58,041	$11,936	$6,867
Collaborations	1,450	1,783	22,415	2,756	4,576
Discovery and preclinical stage product programs, collectively	2,342	2,669	30,134	5,072	5,036
Total research and development expenses	$8,527	$8,299	$110,590	$19,764	$16,479

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	% change	2015	2016	% change	2015
General and administrative	$2,932	(33%)	$4,370	$6,506	(29%)	$9,133

For the three months ended June 30, 2016, our general and administrative expenses decreased by 33%, or $1.4 million compared to the same period in 2015. The decrease in general and administrative expenses was due primarily to a decrease in employee compensation of $0.4 million, a decrease in stock-based compensation of $0.5 million and a decrease in other general and administrative costs of $0.4 million.

For the six months ended June 30, 2016, our general and administrative expenses decreased by 29%, or $2.6 million compared to the same period in 2015. The decrease was due primarily decreases in employee compensation costs of $1.2 million, consulting costs of $0.5 million, stock-based compensation cost of $0.7 million and other general and administrative expenses of $0.7 million. These decreases were partially offset by increases in legal fees of $0.3 million and facilities costs of $0.2 million.

Restructuring Charges

For the three and six months ended June 30, 2016, the Company incurred $0.8 million in restructuring charges. The charges are severance payments made to employees who were terminated in connection with the Company’s Chapter 11 Filing and restructuring plan. There were no restructuring charges for the same periods in 2015.

Change in fair value of warrant liability

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	% change	2015	2016	% change	2015
Change in fair value of warrant liability	$1,655	515%	$269	$2,754	132%	$1,189

The warrants issued in our February 2015 underwritten public offering contain weighted-average anti-dilution protection upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants, with certain exceptions, including but not limited to securities issued pursuant to equity compensation plans or arrangements, currently outstanding warrants, securities issued pursuant to shareholder rights plans, securities issued pursuant to certain strategic transactions or financings, and the first $30 million of securities sold under our at-the-market facility with Cowen that would otherwise cause an adjustment. The warrants were recorded at fair value on our Condensed Consolidated Balance Sheets as a liability upon issuance. We recorded a decrease in the fair value of the warrant liability of 515%, or $1.4 million for the six months ended June 30, 2016 as compared to the same period in 2015. Additionally, we recorded a decrease in the fair value of the warrant liability of 132%, or $1.7 million for the six months ended June 30, 2016 as compared to the same period in 2015. The decreases in both periods were due to a decrease in our stock price as a result of the Chapter 11 Cases that began on May 1, 2016.

Reorganization Items, net

For both the three and six months ended June 30, 2016, the Company incurred $2.4 million in Reorganization Items. The costs represent legal and professional fees related to the Company’s Chapter 11 Filing and restructuring plan. There were no Reorganization costs for the same periods in 2015.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	% change	2015	2016	% change	2015
Interest expense	$(488)	3%	$(472)	$(1,310)	52%	$(862)

In January 2015, we entered into an amendment to the amended and restated credit facility with Hercules Technology III, L.P. (“Hercules”) as lender. The January 2015 amendment provided us with a term loan in an amount equal to $15.0 million, a portion of which was used to repay our then-existing term loan with Hercules in the aggregate amount of $3.1 million, and the remainder of which will be used for general corporate purposes. Interest expense remained relatively flat for the three months ended June 30, 2016, compared to the same period of 2015. Interest expense increased 52% or $0.4 million for the six months ended June 30, 2016 as compared to the same period of 2015. The increase was due largely to the full recognition of the end of term charge on the credit facility as a consequence of classifying the New Term loan as a current liability.

Other Income (Expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	% change	2015	2016	% change	2015
Other income (expense), net	$(51)	(59%)	$(124)	$(53)	(87%)	$(408)

Our Russian subsidiary’s functional currency is the ruble, and the majority of its cash is held in U.S. dollars. Therefore, the U.S. dollar denominated cash held in Russia is subject to transaction gains and losses. For the three months ended June 30, 2016 and 2015, we recorded $0.1 million and $0.1 million in foreign exchange losses, respectively.  Other income (expense) for the six months ended June 30, 2016, was $0.1 million compared for $0.4 million for the same period in 2015. The decrease in expenses was due to warrant issuance costs of $0.5 million booked in February 2015 in connection with the underwritten public offering.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. Our net loss was $9.0 million and $21.7 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $195.5 million. Since our inception and through June 30, 2016, we financed our operations primarily through our initial public offering, an underwritten public offering of common stock and warrants, our at-the-market sales agreement with Cowen, private placements of our preferred stock and convertible debt securities, borrowings under our credit facility with Hercules, collaborations and government grants. As of June 30, 2016, our cash and cash equivalents totaled $7.0 million. Approximately $0.4 million of our cash and cash equivalents was held by our Russian subsidiary.

As discussed above under “Recent Developments,” on August 1, 2016, we sold substantially all of our assets and certain of our liabilities to Pfizer Inc. for an aggregate purchase price of $40 million. After deducting the amount of the Holdback (as defined in the Sale Agreement), which is being held in escrow pursuant to the terms of the Sale Agreement until December 1, 2016, we received total cash consideration of $38.025 million at the Closing. Our receipt of some portion, or the entire amount, of the Holdback depends on the claims, if any, asserted by Pfizer against us during the Holdback Period (as defined in the Sale Agreement). On August 1, 2016, immediately following the Closing, we paid Hercules $9.1 million in full satisfaction of our obligations under our credit facility (including principal, interest and fees), and we paid $5.0 million in satisfaction of certain claims.

We have no remaining operations and are currently in the process of winding up the Company in preparation for liquidation. Our assets, including our cash, are subject to the jurisdiction of the Bankruptcy Court. As of August 15, 2016, we have approximately $28.0 million in cash and cash equivalents and $5.2 million in other assets, consisting of accounts receivable and a security deposit we are entitled to receive (and not including the $1.975 million Holdback held in escrow pursuant to the Sale Agreement). We expect that our only sources of additional cash following the Acquisition will be the potential collection of such accounts receivable, security deposit and the Holdback.

Plan of Liquidation—On August 15, 2016, the Company filed its Plan of Liquidation with the Bankruptcy Court. The Plan of Liquidation generally provides for the payment in full Creditors’ Claims, with secured creditors’ claims to be paid in full in cash or otherwise as permissible by the Bankruptcy Code, and unsecured creditors’ claims to be paid in full in cash or otherwise as the holders of such claims agree. The Plan of Liquidation further provides for an initial cash distribution, within 90 days of the effective date of the Plan of Liquidation, to the Company’ stockholders of record on August 30, 2016 in the aggregate amount of $8.0 million (the “Initial Distribution”); provided, however, that the Initial Distribution will not be made until the satisfaction in full of Creditors’ Claims and certain other claims entitled to priority under Section 507 of the Bankruptcy Code, and the payment in full of the Company’s professional fees and expenses relating to the Chapter 11 Cases. In addition, pursuant to the Plan of Liquidation, any unpaid fee claims as of the date of the Initial Distribution, as well as Wind-Down Expenses due as of such date, will be paid out of the Initial Distribution amount.  Under the Plan of Liquidation, after the Initial Distribution, no further cash distributions to stockholders of record as of August 30, 2016 will be made unless and until all claims of higher priority under the Bankruptcy Code have been fully satisfied and all objections with respect to such claims have been resolved, and all then-incurred Wind-Down Expenses have been paid. The Plan of Liquidation provides that, following final cash distributions, if any, to such stockholders, the equity interests of the Company’s stockholders will be cancelled. None of our creditors or stockholders has the opportunity to vote on the Plan of Liquidation, however creditors and stockholders may file objections to the Plan of Liquidation with the Bankruptcy Court by September 14, 2016.

A confirmation hearing (the “Hearing”) by the Bankruptcy Court on the Plan of Liquidation has been scheduled for September 21, 2016.  If the Bankruptcy Court enters a confirmation order at the conclusion of the Hearing and the Plan of Liquidation becomes effective, we anticipate that the Initial Distribution will occur in the fourth quarter of 2016.  The anticipated amount of the Initial Distribution is subject to a number of factors including, without limitation: (a) any filed claims against us, which are due on or before August 30, 2016 (with the exception of government claims, which are due on or before October 31, 2016), (b) collection of accounts receivable, (c) the amount of claims against the Holdback (as such term is defined in the Sale Agreement), and (d) payment of our expenses (including without limitation legal, accounting and other administrative fees, and fees relating to the services of our Chief Restructuring Officer). The Company is unable to predict whether any cash distributions will occur in addition to the Initial Distribution, or the amount of any additional cash distribution that stockholders may receive.

On the effective date of the Plan of Liquidation, all assets of the Company will be transferred to the DNIB Liquidating Trust, to be administered by Geoffrey L. Berman, the post-confirmation liquidating trustee, as further described in the Plan of Liquidation.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(22,456)	$(18,305)
Net cash provided by (used) in investing activities	11,298	(7,391)
Capital expenditures (included in investing activities above)	(945)	(1,899)
Net cash (used in) provided by financing activities	(6,731)	32,829

Operating Cash Flows

Net cash used in operating activities was $22.5 million during the six months ended June 30, 2016, compared to $18.3 million in the corresponding period in 2015. The increase of net cash used in operating activities of $4.1 million was primarily due to funding a higher net loss for the six months ended June 30, 2016 as compared to the prior period, partially offset by changes in working capital.

Investing Cash Flows

Net cash provided by investing activities was $11.3 million for the six months ended June 30, 2016, compared to net cash used in investing activities of $7.4 million in 2015. The change was primarily driven by a decrease in purchases of short-term investments of $36.9 million, partially offset by a decrease in proceeds from the sales and maturities of short-term investments of $18.5 million.

Financing Cash Flows

Net cash used in financing activities of $6.7 million during the six months ended June 30, 2016 was primarily due to repayments of our credit facility.

Net cash provided by financing activities of $32.8 million during the six months ended June 30, 2015 was primarily due to the proceeds, net of expenses, from our February 2015 underwritten public offering of $20 million and the net increase in debt of $14.8 million associated with our credit facility.

Contractual Obligations

There have been no material changes to our contractual obligations during the three months ended June 30, 2016. Please refer to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2016, we had cash and cash equivalents of $7.0 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments. As of June 30, 2016, we were also subject to interest rate risk from the loans under the credit facility that bear interest at an annual rate equal to 8.35% plus the prime rate less 3.25% (minimum rate of 8.35%). A 100 basis point increase in interest rates at June 30, 2016, would not have had a material effect on our annual interest expense.

In addition, we are subject to currency risk for balances held in rubles in our foreign subsidiary. We work to maintain all balances in U.S. dollars until payment in rubles is required to minimize this currency risk. Fluctuations in the exchange rate over the past 18 months have been approximately 65%. As of June 30, 2016, we maintained $0.4 million in cash, substantially all of which was denominated in U.S. dollars, in Russian banks. Transactions with these providers are predominantly settled in rubles and, therefore, we believe we have only minimal exposure to foreign currency exchange risk over time. We do not hedge against foreign currency risks.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation and due to the material weakness in our internal controls over financial reporting described below, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2016.

Material Weakness

The Company filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in May 2016. In connection with the bankruptcy filing, substantially all finance and accounting employees, including management level, were either terminated or resigned from the Company. Consequently, we had fewer personnel and a lack of continuity of management and personnel during the preparation of our Form 10-Q for the period ended June 30, 2016. During the financial close and reporting process, we relied on the assistance of third party consultants and one remaining employee who previously was involved in the financial reporting process in a very limited capacity. Due to the limited number of and lack of continuity in personnel, the internal control structure over the financial close and reporting process has been materially modified to facilitate the preparation of our financial statements.

The team involved in the financial reporting process did not have sufficient time or resources to design and implement all controls necessary to mitigate the risk of a material misstatement.

We do not expect to remediate the material weakness described above due to our plan to liquidate the Company. We expect that our sole remaining finance and accounting employee will cease to be employed by the Company during the third quarter of 2016.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended June 30, 2016, except for the material weakness described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as of June 30, 2016.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, on May 1, 2016 we filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Our filing of the voluntary petitions followed our receipt, on April 26, 2016, of a Notice from Hercules asserting that an event of default had occurred under our credit facility. In the Notice, Hercules stated that it was accelerating all obligations under the credit facility and demanded immediate payment in full of the outstanding balance of the credit facility, together with accrued interest, attorneys’ fees, late fees and costs of collection, in an amount equal to approximately $14.5 million.

On May 3, 2016, we received Bankruptcy Court approval of certain “first-day” motions, which preserved our ability to continue operations without interruption in Chapter 11. As part of the “first-day” motions, we received approval to pay or otherwise honor certain pre-petition obligations generally designed to support our operations. On May 19, 2016, we reached an agreement with Hercules for the use of cash collateral through July 8, 2016 subject to certain agreed upon terms and conditions. As part of the agreement, which was approved by the Bankruptcy Court, we repaid $4 million on the existing principal balance of our term loan with Hercules on May 20, 2016.

On July 1, 2016, we entered into an asset purchase agreement (the “Stalking Horse Agreement”) with Pfizer Inc. (“Pfizer”), pursuant to which Pfizer agreed to acquire substantially all of our assets and assume certain of our liabilities (the “Acquisition”) for an aggregate purchase price of $19.75 million. We filed a motion with the Bankruptcy Court (the “Stalking Horse Motion”) seeking Bankruptcy Court approval of, among other things, the Stalking Horse Agreement (or any other purchase agreement between us and the prevailing bidder at auction), the sale contemplated by the Stalking Horse Agreement (or a sale to the prevailing bidder at auction pursuant to an asset purchase agreement with such prevailing bidder) and procedures to govern the bidding and auction process.

On July 25 and 26, 2016, we held an auction pursuant to Section 363 of the Bankruptcy Code (the “Auction”) at which Pfizer submitted the highest and best offer for the purchase of substantially all of our assets and the assumption of certain of our liabilities. On July 26, 2016, following the Auction, we amended the Stalking Horse Agreement (as amended, the “Sale Agreement”) to, among other things, increase the purchase price of the Acquisition to $40 million, increase the number of contracts assigned to Pfizer and include additional liabilities assumed by Pfizer. On July 27, 2016, the Bankruptcy Court, among other things, approved the Sale Agreement and authorized our entry into and performance under the Sale Agreement. On August 1, 2016, the Acquisition closed, whereby we completed the sale of substantially all of our assets, including without limitation our intellectual property rights relating to our product candidates, and assigned to Pfizer our rights and interests under our collaboration agreements.

On August 15, 2016, the Company filed a combined disclosure statement and plan of liquidation (the “Plan of Liquidation”) with the Bankruptcy Court. The Plan of Liquidation generally provides for the payment in full of timely filed and undisputed claims held by the Company’s secured and unsecured creditors (“Creditors’ Claims”), with secured creditors’ claims to be paid in full in cash or otherwise as permissible by the Bankruptcy Code, and unsecured creditors’ claims to be paid in full in cash or otherwise as the holders of such claims agree. The Plan of Liquidation further provides for an initial cash distribution, within 90 days of the effective date of the Plan of Liquidation, to the Company’ stockholders of record on August 30, 2016 in the aggregate amount of $8.0 million (the “Initial Distribution”); provided, however, that the Initial Distribution will not be made until the satisfaction in full of Creditors’ Claims and certain other claims entitled to priority under Section 507 of the Bankruptcy Code, and the payment in full of the Company’s professional fees and expenses relating to the Chapter 11 Cases. In addition, pursuant to the Plan of Liquidation, any unpaid fee claims as of the date of the Initial Distribution, as well as expenses relating to the Company’s wind-down activities (“Wind-Down Expenses”) due as of such date, will be paid out of the Initial Distribution amount. Under the Plan of Liquidation, after the Initial Distribution, no further cash distributions to stockholders of record as of August 30, 2016 will be made unless and until all claims of higher priority under the Bankruptcy Code have been fully satisfied and all objections with respect to such claims have been resolved, and all then-incurred Wind-Down Expenses have been paid. The Plan of Liquidation provides that, following final cash distributions, if any, to such stockholders, the equity interests of the Company’s stockholders will be cancelled. None of our creditors or stockholders has the opportunity to vote on the Plan of Liquidation, however creditors and stockholders may file objections to the Plan of Liquidation with the Bankruptcy Court by September 14, 2016.

A confirmation hearing (the “Hearing”) by the Bankruptcy Court on the Plan of Liquidation has been scheduled for September 21, 2016.  On the effective date of the Plan of Liquidation, all assets of the Company will be transferred to the DNIB Liquidating Trust, to be administered by Geoffrey L. Berman, the post-confirmation liquidating trustee, as further described in the Plan of Liquidation.

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

Risks Related to our Chapter 11 Filing

Due to the sale of substantially all of our assets to Pfizer Inc., we plan to liquidate the Company, our outstanding shares of capital stock are expected to be cancelled, and holders of our capital stock may not receive any payment in respect of their shares.

On August 1, 2016, we completed the sale of substantially all of our assets to Pfizer Inc., or Pfizer, including without limitation our intellectual property rights relating to our product candidates, and assigned to Pfizer our rights and interests under our collaboration agreements. The Company expects that any cash distributions to stockholders as a result of the consummation of the Acquisition will be made pursuant to a combined disclosure statement and plan of liquidation (the “Plan of Liquidation”) filed with the Bankruptcy Court on August 15, 2016. The Plan of Liquidation further provides for an initial cash distribution, within 90 days of the effective date of the Plan of Liquidation, to the Company’ stockholders of record on August 30, 2016 in the aggregate amount of $8.0 million (the “Initial Distribution”); provided, however, that the Initial Distribution will not be made until the satisfaction in full of timely filed and undisputed claims held by the Company’s secured and unsecured creditors and certain other claims entitled to priority under Section 507 of the Bankruptcy Code, and the payment in full of the Company’s professional fees and expenses relating to the Chapter 11 Cases. In addition, pursuant to the Plan of Liquidation, any unpaid fee claims as of the date of the Initial Distribution, as well as expenses relating to the Company’s wind-down activities due as of such date, will be paid out of the Initial Distribution amount.

A confirmation hearing (the “Hearing”) by the Bankruptcy Court has been scheduled for September 21, 2016.  If the Bankruptcy Court enters the confirmation order at the conclusion of the Hearing and the Plan of Liquidation becomes effective, we anticipate that the Initial Distribution will occur in the fourth quarter of 2016. The anticipated amount of the Initial Distribution is subject to a number of factors, including without limitation any filed claims against us, which are due on or before August 30, 2016 (with the exception of government claims, which are due on or before October 31, 2016), collection of accounts receivable, the amount of claims against the amount held by Pfizer in escrow, and payment of our expenses (including without limitation legal, accounting and other administrative fees, and fees relating to the services of our Chief Restructuring Officer). The Company is unable to predict whether any cash distributions will occur in addition to the Initial Distribution, or the amount of any additional cash distribution that stockholders may receive. Under the Plan of Liquidation, only stockholders of record on August 30, 2016 are entitled to payment as part of the Initial Distribution or any additional cash distribution that may occur. If you purchase our common stock subsequent to August 30, 2016, you will not be entitled to payment as part of the Initial Distribution or any subsequent cash distribution if our Plan of Liquidation is confirmed by the Bankruptcy Court. The Plan of Liquidation provides that, following final cash distributions, if any, to stockholders of record on August 30, 2016, the equity interests of the Company’s stockholders will be cancelled. Our current stockholders will receive no continuing interest in us once we are liquidated.

Our common stock was delisted by NASDAQ and is currently trading on an over-the-counter market, which may limit the liquidity of our common stock and increase its volatility. Trading in shares of our common stock during the pendency of our Chapter 11 cases is highly speculative and poses substantial risks. Purchasers of our common stock after August 30, 2016 will not receive any cash distributions under the Plan of Liquidation.

On August 1, 2016, our common stock was delisted from The NASDAQ Global Select Market.  Our common stock is currently quoted on an over-the-counter market.  The delisting of our common stock from NASDAQ could limit the liquidity of our common stock and increase the volatility in the price of our common stock. We expect further trading in our common stock to be limited, and our stockholders may not be able to resell our common stock for their purchase price or at all. Trading prices for our common stock may bear little or no relationship to the actual recovery, if any, by holders in our Chapter 11 cases. In addition, under our Plan of Liquidation, only stockholders of record on August 30, 2016 are entitled to payment as part of the Initial Distribution or any additional cash distribution that may occur. If you purchase our common stock subsequent to August 30, 2016, you will not be entitled to payment as part of the Initial Distribution or any subsequent cash distribution if our Plan of Liquidation is confirmed by the Bankruptcy Court. Accordingly, we urge extreme caution with respect to existing and future investments in our common stock.

We may not be able to obtain confirmation of our Plan of Liquidation, and such plan may be withdrawn by our Board of Directors without further action by our stockholders or the Bankruptcy Court prior to confirmation.

We filed a Plan of Liquidation with the Bankruptcy Court on August 15, 2016, and anticipate it will be confirmed by the Bankruptcy Court in September 2016. Such a process is complex, involves numerous parties, and requires disclosure to stockholders and creditors and confirmation by the Bankruptcy Court. It is possible that our stockholders or creditors would seek to file and confirm an alternative plan. Further, it is possible that a trustee could be appointed or the case converted to a liquidation under Chapter 7 of the Bankruptcy Code. Our Board of Directors may also choose to withdraw the Plan of Liquidation prior to confirmation without further action by our stockholders or the Bankruptcy Court. If the Bankruptcy Court does not confirm our Plan of Liquidation, or if our Board of Directors withdraws such plan, we may incur substantial expense in developing other alternatives that may not be viable.

Risks Related to Employee Matters and Other Risks Related to Our Business

We have terminated substantially all of our employees, and are dependent on third-parties to perform our corporate functions.

As a result of the sale of substantially all of our assets to Pfizer, we terminated the employment of our former Chief Executive Officer, Andrew Hirsch, and appointed Geoffrey L. Berman as our Chief Restructuring Officer. Mr. Berman is the sole officer of the Company as of August 1, 2016.  In addition, our current employees consist only of one employee in our finance department and two employees in our human resources department. As a result, we are operating under significant resource constraints. As part of our restructuring plan, we intend to terminate all remaining employees during the third quarter of 2016, at which point we will be entirely dependent on third–parties to perform our corporate functions. The retention of any contractors or consultants we believe are necessary to perform these functions may not be approved by the Bankruptcy Court, and any contractors or consultants we are able to retain will not have any historical knowledge about the Company. Our inability to retain a sufficient number of contractors or consultants, and the fact that any contractors or consultants we are able to retain will lack historical knowledge about the Company, will likely negatively affect our ability to efficiently wind down the Company and comply with our reporting obligations under the rules of the Securities and Exchange Commission, or SEC.

As a public company, we will continue to incur significant compliance costs, and due to our filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in May 2016 and the substantial reduction of our finance and accounting staff, we have determined that a material weakness in our internal control over financial reporting existed at June 30, 2016.

As a public reporting company, we have incurred and will continue to incur significant legal, accounting and other expenses during the pendency of our Chapter 11 proceeding. Such expenses will reduce the amount of any distribution to stockholders made pursuant to the Plan of Liquidation.

In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC have imposed various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls. Following our filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on May 1, 2016, we terminated substantially all of our finance and accounting employees, including at the management level. As a result of these events, we determined that a material weakness in our internal control over financial reporting existed as of June 30, 2016. This material weakness has made, and will continue to make, it more difficult for us to maintain adequate and accurate financial information, timely meet our reporting obligations as a public company and comply with the requirements of the SEC and Section 404 of the Sarbanes-Oxley Act of 2002. Material weaknesses in our internal controls could result in a restatement of our financial statements, the imposition of sanctions or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our financial position.

Our business would suffer in the event of system failures or security breaches.

Our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. As a result of the termination of a majority of our corporate staff, following the sale of substantially all of our assets on August 1, 2016, the risk of a systems failure or security breach may be increased. Any system failure or security breach by employees or others may pose a risk that sensitive data may be exposed to unauthorized persons or to the public, or may disrupt or eliminate our access to our financial information. If such an event were to occur, it could result in a material disruption of our operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the trading price of our common stock or our financial position could be adversely affected.

We could be subject to securities class action or other litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us due to our Chapter 11 filing and subsequent delisting from The Nasdaq Global Select Market. In addition, Pfizer could sue us for breach of representations and warranties under our asset purchase agreement with

Pfizer. If we face such litigation, it could result in substantial costs, which could reduce the amount of any distribution to stockholders made pursuant to the Plan of Liquidation. Furthermore, the Plan of Liquidation we filed with the Bankruptcy Court could also lead to litigation, which could similarly result in substantial costs.

Item 3. Defaults upon Senior Securities

As previously disclosed, on May 1, 2016, we filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. As a result of our filing for Chapter 11 protection, Hercules Technology III, L.P. (“Hercules”) asserted that we committed an event of default under the terms of our credit facility with Hercules, and declared amounts outstanding under the credit facility to be immediately due and payable. On August 1, 2016, we paid Hercules $9.1 million in full satisfaction of our obligations under our credit facility (including principal, interest and fees).

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

DNIB UNWIND, INC.

Date: August 15, 2016	by:	/s/ Geoffrey L. Berman
Geoffrey L. Berman
Chief Restructuring Officer
(principal financial and accounting officer)

Exhibit

Index

					Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Asset Purchase Agreement, dated as of July 1, 2016, by and among the Registrant and Pfizer Inc. (as amended on July 26, 2016) (Schedules and exhibits have been omitted from this exhibit pursuant to Item 601(b)(2) of Regulation S-K and are not filed herewith. The registrant hereby agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.)	8-K	001-36072	2.1	7/28/16

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-36072	3.1	9/25/13

3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant	8-K	001-36072	3.1	8/1/16

3.3	Amended and Restated Bylaws of the Registrant	8-K	001-36072	3.2	9/25/13

10.1	Engagement Agreement, dated July 29, 2016, between the Registrant and Development Specialists, Inc.	8-K/A	001-36072	10.1	8/2/16

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive and Financial Officer.					*

32.1	Section 1350 Certification of Principal Executive and Financial Officer.					**

99.1	Combined Disclosure Statement and Plan of Liquidation of the Registrant dated August 15, 2016					*

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Taxonomy Extension Schema Document.					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					*

*	Filed herewith.
**	Furnished herewith.